Form 10QSB
period 2003-03-31
GAMING VENTURE CORP USA
filed 2003-07-10
CIK 1219641

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

             FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended March 31, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period        to
                             ----    ----

   Commission file number - 0-50187


        GAMING VENTURE CORP., U.S.A.
     Exact name of Registrant as specified in its charter)

NEVADA                                        86-0883289
(State or other
 jurisdiction of                           (I.R.S. Employer
incorporation or organization            Identification Number)

801 Pascack Road
 Paramus, NJ                                        07652
 (Address of principal executive offices)          (Zip Code)

                         (201) 599-8484
         (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes    x      No
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

6,519,427 Shares of Common Stock
  ($.001 par value)

Transitional Small Business Disclosure Format (check one):
    Yes           No    x
       -------       -------

     Casino Journal Publishing Group, Inc.



PART I:        Financial Information

ITEM 1 - Financial statements

ITEM 2 - Management's discussion and analysis of financial condition and results of operations

ITEM 3 - Controls and Procedures

PART II:      Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

                       PART I

Item 1. Financial Statements:


                       GAMING VENTURE CORP., U.S.A.
                          CONDENSED BALANCE SHEET
                              MARCH 31, 2003
                                (UNAUDITED)

                                  ASSETS
Current assets
  Cash                                                     $  446,503
  Accounts receivable                                          10,715
  Investment in marketable securities                          91,121
                                                           ----------
     Total current assets                                     548,339

Property and equipment - at cost, less
 accumulated depreciation                                      13,222

Due from affiliates                                           312,299
                                                           ----------
                                                           $  873,860
                                                           ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Deferred revenues                                        $   69,402
                                                           ----------

Shareholders' equity
  Common stock, $.001 par value; 50,000,000 shares
   authorized, 6,519,427 shares issued and outstanding         6,519
  Additional paid-in capital                               1,324,040
  Accumulated unrealized loss on investments                (199,463)
  Accumulated deficit                                       (326,638)
                                                           ----------
                                                              804,458
                                                           ----------
                                                           $  873,860
                                                           ==========





The accompanying notes are an integral part of these condensed financial statements.

                       GAMING VENTURE CORP., U.S.A.
                     CONDENSED STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                (UNAUDITED)

                                                 2003         2002
                                              ----------   ----------
Revenues
  Subscriptions                               $   43,467   $   42,847
  Consulting                                      22,500       10,500
  Other                                            2,534        2,238
                                              ----------   ----------
     Total revenues                               68,501       55,585

Cost of revenues                                  16,694       17,599
                                              ----------   ----------
     Gross profit                                 51,807       37,986

General and administrative expenses               79,583       35,213
                                              ----------   ----------
                                                 (27,776)       2,773
                                              ----------   ----------
Other income (expense)
  Realized gain (loss) on marketable securities   (5,020)      48,319
  Other                                                -         (240)
                                              ----------   ----------
                                                  (5,020)      48,079
                                              ----------   ----------
     Net income (loss)                        $  (32,796)  $   50,852
                                              ==========   ==========
Basic and diluted income (loss) per share     $    -	  *  $     0.01
                                              ==========   ==========

Shares used in calculation of loss per share   6,519,427    6,519,427
                                              ==========   ==========



* - Amount is less than $.005

The accompanying notes are an integral part of these condensed financial statements.

                        GAMING VENTURE CORP., U.S.A.
                CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                 2003         2002
                                              ----------   ----------

Net income (loss)                             $  (32,796)  $   50,852
                                              ----------   ----------
Reclassification adjustment                          561      (33,880)

Unrealized gain on investments                     6,159      113,412
                                              ----------   ----------
Other comprehensive income                         6,720       79,532
                                              ----------   ----------
Comprehensive income (loss)                   $  (26,076)  $  130,384
                                              ==========   ==========





The accompanying notes are an integral part of these condensed financial statements.

                       GAMING VENTURE CORP., U.S.A.
                     CONDENSED STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                (UNAUDITED)

                                                 2003         2002
                                              ----------   ----------

Cash flows from operating activities          $   (7,492)  $  107,692

Cash flows from investing activities              22,250      (68,211)
                                              ----------   ----------

Net increase in cash                              14,758       39,481

Cash, beginning of period                        431,745      329,428
                                              ----------   ----------

Cash, end of period                           $  446,503   $  368,909
                                              ==========   ==========




The accompanying notes are an integral part of these condensed financial statements

GAMING VENTURE CORP., U.S.A.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Gaming Venture Corp., U.S.A. was incorporated on June 1, 1995 in the State of Nevada. The operations and objectives of the Company are to provide various types of gaming reports and newsletters regarding the gaming and hospitality industries. The Company also provides consulting and advisory services to the gaming and hospitality industries.

On April 3, 1998, Casino Journal Publishing Group, Inc. ("CJPG") and its combined affiliates merged with Gaming Venture Corp., U.S.A. ("Gaming" or the "Company"), a Nevada corporation. CJPG and its combined affiliates became wholly owned subsidiaries of Gaming, the legal acquirer. As the shareholders of CJPG and its combined affiliates acquired 65% of Gaming's outstanding voting shares, the merger was accounted for as a reverse acquisition of Gaming by CJPG, the accounting acquirer in the transaction. Simultaneous with the acquisition, Gaming changed its name to CJPG.

On January 3, 2003, the Board of Directors of CJPG approved the spin-off of one of its subsidiaries, Gaming Venture Corp., U.S.A., as a separate company. The terms of the spin-off arrangement were amended on May 13, 2003. The shareholders of CJPG will receive 1 share of Gaming for each share of CJPG owned as of the record date. Gaming reimbursed CJPG for its payroll and related taxes. Gaming and CJPG share no common expenses except salaries and payroll taxes. These expenses are allocated based on time spent on each entity. Management believes this
allocation method is reasonable.   The accompanying condensed balance
sheet as of March 31, 2003 and the condensed statements of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2003 and 2002 were retroactively adjusted to reflect the spin-off as if it had occurred as of January 1, 2001. The Company increased the number of outstanding Gaming shares from 1,664,000 to 6,519,427 and adjusted the par value of common stock and additional paid-in capital by $4,855 as a result of the increased shares.

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of (1) net income (loss) plus
(2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized (gains) losses from marketable securities and reclassification adjustments for reconciliation of previously unrealized losses. The Company has presented a separate statement of comprehensive income (loss).

GAMING VENTURE CORP., U.S.A.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

2  - BASIS OF PRESENTATION

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002 included in its Form 10SB.


3   - PER SHARE DATA

Basic income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock, stock warrants and options outstanding during the period. The Company had no stock options and warrants outstanding at March 31, 2003 and 2002.


4   - INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investments, consisting of equity securities, are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other than temporary on available-for-sale securities are included in other income (expense).


5   - INCOME TAXES AND DEFERRED INCOME TAXES

At December 31, 2002, the Company had a net operating loss carryforward of approximately $165,000 available to reduce its future Federal taxable income, if any, through 2022.

GAMING VENTURE CORP., U.S.A.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

6   - RELATED PARTY TRANSACTIONS

The Company rents an office facility from its officer under a five-year lease which began on January 1, 2001. Total related party rent expense was $6,000 and $6,168 for the three months ended March 31, 2003 and 2002, respectively.

Approximate future minimum lease payments at March 31, 2003 are as follows:

                       Period Ending
                         March 31,
                       -------------
2004                    $  24,000
2005                       24,000
2006                       18,000
                        ---------
                        $  66,000
                        =========

Amounts due from affiliates represent loans and advances to the affiliated companies and are noninterest-bearing. At March 31, 2003, due from affiliates also included approximately $40,000 of Federal income tax paid on behalf of CJPG.


7   - REPORTABLE SEGMENTS

The Company applies Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

GAMING VENTURE CORP., U.S.A.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

7   - REPORTABLE SEGMENTS (Continued)

The Company has two reportable segments, newsletter and gaming subscriptions and consulting services. All revenues generated in the segments are external. For the periods ended March 31, 2003 and 2002, the total reportable segment information is as follows:

                       Newsletter
                        and Gaming      Consulting    Corporate/         Total As
                       Subscriptions     Services        Other           Reported
                      -------------    ----------    ----------         ---------
For the period ended March 31, 2002:

Reportable segments
External revenues         $ 42,847         $ 10,500    $  2,238         $  55,585
Depreciation and
   amortization              2,457              602           -             3,059
Operating income (loss)      7,468           (4,695)          -             2,773
Assets                      12,875            6,800     887,919           907,594

For the period ended March 31, 2003:

Reportable segments
External revenues        $  43,467         $ 22,500  $  2,534           $  68,501
Depreciation and
   amortization              2,035            1,054         -               3,089
Operating loss             (22,580)          (5,196)        -             (27,776)
Assets                      12,397            6,547   854,916             873,860

Products and Services Revenues

The table below presents external revenues for groups of similar products and services for the periods ended March 31, 2003 and 2002.

                                              2003           2002
                                             ------         -------
Newsletter and gaming subscriptions          $43,467       $42,847
Consulting                                    22,500        10,500
Other                                          2,534         2,238
                                             -------       --------
                                             $68,501       $55,585
                                             =======       =======
Both segments of the Company are operating in, and derived their revenues in, the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Trends and Uncertainties. Demand for Gaming Venture's future products and services will be dependent on, among other things, market acceptance of Gaming Venture's concept, our proposed operations and general economic conditions that are cyclical in nature. Inasmuch as a major portion of our activities are the revenues generating from the sale of our newsletters, Gaming Venture's business operations may be adversely affected by competitors and prolonged recessionary periods.

On April 3, 1998, Casino Journal Publishing Group, Inc. and its combined affiliates merged with Gaming Venture Corp., U.S.A., a Nevada
corporation.   Casino Journal and its combined affiliates became wholly
owned subsidiaries of Gaming Venture, the legal acquiror.   As the
shareholders of Casino Journal and its combined affiliated acquired 65% of Gaming's outstanding voting shares, the merger was accounted for as a reverse acquisition of Gaming Venture by Casino Journal, the
accounting acquiror in the transaction.   Simultaneous with the
acquisition, Gaming Venture Corp., U.S.A. changed its name to Casino Journal Publishing Group while the Gaming Venture's West, Inc. subsidiary changed its name to Gaming Venture Corp., U.S.A.

On January 3, 2003, the Board of Directors of Casino Journal approved the spin-off of one of its subsidiaries, Gaming Venture Corp., U.S.A., as a separate company. The terms of this spin-off arrangement were amended on May 13, 2003. Casino Journal will provide its shareholders one share of Gaming Venture for each share of Casino Journal owned as
of the record date.   No fractional shares will be issued.

Gaming Venture has incurred accumulated losses of $326,638 through March 31, 2003. It also has annual operating costs of approximately $300,000 to $400,000 and no significant sources of revenues to mitigate these operating losses. Gaming Venture plans to increase revenues by increased newsletter sales, new newsletters catered to different hospitality industries such as restaurants and timeshare, and additional regional newsletters for the lodging industry.
Historically, Gaming Venture launched a new publication every two years, resulting in a 20% increase in revenue. The last new publication launched was the Daily Lodging Report - Asia Pacific in February 2000.

Gaming Venture also plans to expand the consulting business to the
lodging industry along with expansion of gaming clients.   Management
is in discussions with other hotel consulting companies to partner up
with them on contracts.   Gaming Venture would provide investor
communication services to the hotel companies and assist on financial consulting and would split the retainer fee with the other consulting
firms.   Management has held very preliminary discussions with certain hotel consulting companies and public relations firms with hotel
company clients.   The discussions have been general on possible
working together in the future on some mutual clients.   There has been
no further progress on this as management has been focusing on existing operations and completion of the spin-off.

Capital and Source of Liquidity.

For the three months ended March 31, 2003, Gaming Venture received proceeds from the sale of marketable securities of $22,250.

For the three months ended March 31, 2002, Gaming Venture received proceeds from the sale of marketable securities of $35,750, had an increase in marketable securities of $98,736 and had an increase in due from affiliates of $5,225 resulting in net cash used in investing activities of $68,211.

For the three months ended March 31, 2003 and 2002, Gaming Venture did not have any financing activities.

Results of Operations.    Revenues for the three months ended March 31,
2003 compared to March 31, 2002 increased from $55,585 to $68,501 mainly due to an increase in consulting revenue from $10,500 in 2002 to
$22,500 in 2003.   The cost of revenues primarily consisted of payroll,
payroll taxes, employees' benefit and telephone expense. Portions of the payroll, payroll taxes, employee benefit and telephone expense were allocated to cost of revenues based on the percentage of time spent by the employee in connection with generating revenues for the three months ended March 31, 2003 and 2002. The costs of revenue for the three months ended March 31, 2003 and 2002 were substantially the same. General and administrative expenses for 2003 were substantially more at $79,583 compared to the same period in 2002 of $35,213. This was due to an increase in legal and accounting to effectuate the spin-off in connection with the preparation of the SEC filings and increased consulting. The general and administrative expense for 2003 and 2002 consisted of mainly salaries and related expenses, rent, investor relation expense and professional fees.

For the three months ended March 31, 2003, Gaming Venture realized a gain (loss) on marketable securities of $(5,020) and $48,319, respectively.

Controls and Procedures.   The chief executive officer and the chief
financial officer of Gaming Venture have made an evaluation of the disclosure controls and procedures relating to the financial statements of Gaming Venture on Form 10SB for the years ended December 31, 2002 and 2001 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2002 and 2001 (the evaluation date).

There have not been any significant changes in the internal controls of Gaming Venture or other factors that could significantly affect internal controls relating to Gaming Venture since the evaluation date.

Critical Accounting Policies.
    Revenue Recognition
Gaming Venture has two types of revenues, subscription revenue on newsletters for gaming and lodging industries and consulting income on gaming related business. Gaming Venture recognizes the revenue from newsletter subscriptions when they are delivered to subscribers. Any unfilled subscriptions are accounted for as deferred revenues.

Consulting revenue is recognized when services are rendered for either cash or marketable securities. Any cash or marketable securities received for services that have not yet performed are deferred. Marketable securities received are valued at the quoted market price on the applicable securities exchange on the date consulting contracts are signed. Gaming Venture retains all rights and title of the securities received.

    Investment in Available for Sale Securities
Gaming Venture accounts for the marketable securities as available for sale securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Gaming Venture acquires its securities for cash or for consulting services rendered. Gaming Venture does not intend to trade its securities with the objective of generating profits based on short-term differences in price, but sells the securities to generate cash for operations.


Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                             PART II


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit 99 - Certification pursuant to 18 U.S.C. Section 1350

(b)   Reports on Form 8-K

None

                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: July 8, 2003
                        /s/Alan Woinski
                        ------------------------
                        Alan Woinski, President

               CERTIFICATIONS

I, Alan Woinski, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Gaming Venture Corp., U.S.A.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 8, 2003

/s/Alan Woinski
Alan Woinski
Chief Executive Officer
Chief Financial Officer