Form 10QSB
period 2003-06-30
GAMING VENTURE CORP USA
filed 2003-08-13
CIK 1219641

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

             FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended June 30, 2003

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

     Gaming Venture Corp., U.S.A.


PART I:        Financial Information

ITEM 1 - Financial statements

ITEM 2 - Management's discussion and analysis of financial condition and results of operations

ITEM 3 - Controls and Procedures

PART II:      Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

                       PART I

Item 1. Financial Statements:


                      GAMING VENTURE CORP., U.S.A.
                        CONDENSED BALANCE SHEET
                            JUNE 30, 2003
                              (UNAUDITED)

                                ASSETS
                                ------
Current assets
  Cash                                                      $  459,130
  Accounts receivable                                           15,410
  Investment in marketable securities                           84,567
                                                            ----------
     Total current assets                                      559,107

Property and equipment - at cost, less
  accumulated depreciation                                      10,132
Due from affiliates                                                  -
                                                            ----------
                                                            $  569,239
                                                            ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Current liabilities
  Deferred revenues                                         $   83,152
  Accrued expenses                                              30,000
                                                            ----------
     Total liabilities                                         113,152
                                                            ----------
Shareholders' equity
  Common stock, $.001 par value; 50,000,000 shares authorized,
   6,519,427 shares issued and outstanding                       6,519
  Additional paid-in capital                                 1,324,040
  Accumulated unrealized loss on investments                  (192,366)
  Accumulated deficit                                         (682,106)
                                                            ----------
                                                               456,087
                                                            ----------
                                                            $  569,239
                                                            ==========





The accompanying notes are an integral part of these condensed financial statements.

                             GAMING VENTURE CORP., U.S.A.
                           CONDENSED STATEMENT OF OPERATIONS
                                     (UNAUDITED)

                                      Three Months Ended        Six Months Ended
                                           June 30,                 June 30,
                                        2003         2002       2003        2002
                                     ----------  ----------  ----------  ----------
Revenues
  Subscriptions                      $   41,212  $   38,386  $   84,679  $   81,233
  Consulting                             13,500      12,750      36,000      23,250
  Other                                     898         954       3,432       3,192
                                     ----------  ----------  ----------  ----------
    Total revenues                   $   55,610  $   52,090  $  124,111  $  107,675

Cost of revenues                         23,980      57,887      40,674      75,486
                                     ----------  ----------  ----------  ----------
    Gross profit (loss)                  31,630      (5,797)     83,437      32,189

General and administrative expenses      82,143      87,841     161,726     123,294
                                     ----------  ----------  ----------  ----------
                                        (50,513)    (93,638)    (78,289)    (91,105)
                                     ----------  ----------  ----------  ----------

Other income (expense)
  Realized gain on marketable
   securities                             7,344      24,396       2,324      72,715
Provision for doubtful accounts,
 former affiliates                     (312,299)          -    (312,299)          -
                                     ----------  ----------  ----------  ----------

                                       (304,955)     24,396    (309,975)     72,715
                                     ----------  ----------  ----------  ----------
    Net loss                         $ (355,468) $  (69,242) $ (388,264) $  (18,390)
                                     ==========  ==========  ==========  ==========
Basic and diluted loss per share     $    (0.05) $    (0.01) $    (0.06) $    (0.00)*
                                     ==========  ==========  ==========  ==========
Shares used in calculation of loss
 per share                            6,519,427   6,519,427   6,519,427   6,519,427
                                     ==========  ==========  ==========  ==========


*Amount is less than $.005





The accompanying notes are an integral part of these condensed financial statements.

                      GAMING VENTURE CORP., U.S.A.
                   CONDENSED STATEMENT OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                              (UNAUDITED)

                                                  2003         2002
                                               ----------   ----------
Cash flows from operating activities           $  (18,098)  $ (108,231)

Cash flows from investing activities               45,483      196,194
                                               ----------   ----------

Net increase in cash                               27,385       87,963

Cash, beginning of period                         431,745      329,428
                                               ----------   ----------

Cash, end of period                            $  459,130   $  417,391
                                               ==========   ==========





The accompanying notes are an integral part of these condensed financial statements.

                      GAMING VENTURE CORP., U.S.A.
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On January 3, 2003, the Board of Directors of CJPG approved the spin-off of one of its subsidiaries, Gaming Venture Corp., U.S.A., as a separate company. The terms of the spin-off arrangement were amended on May 13, 2003. The shareholders of CJPG will receive one share of Gaming
for each share of CJPG owned as of the record date.   The accompanying
condensed balance sheet as of June 30, 2003 and the condensed statements of operations and cash flows for the six months ended June 30, 2003 and 2002 were retroactively adjusted to reflect the spin-off as if it had occurred as of January 1, 2001. The Company increased the number of outstanding Gaming shares from 1,664,000 to 6,519,427 and adjusted the par value of common stock and additional paid-in capital by $4,855 as a result of the increased shares.

Gaming Venture Corp., U.S.A. completed the spin-off effective April 1, 2003. On April 30, 2003, the shareholders of CJPG received one share of Gaming for each share of CJPG owned as of the record date.


2.  BASIS OF PRESENTATION

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for

                      GAMING VENTURE CORP., U.S.A.
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)

complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements, included in the Company's Form 10SB for the year ended December 31, 2002.

3.  PER SHARE DATA

Basic income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock, stock warrants and options outstanding during the period. The Company had no stock options and warrants outstanding for the six months ended June 30, 2003 and 2002.


4.  INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

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


5.  INCOME TAXES AND DEFERRED INCOME TAXES

At December 31, 2002, the Company had a net operating loss carry forward of approximately $165,000 available to reduce its future
Federal taxable income, if any, through 2022.


6.  RELATED PARTY TRANSACTIONS

The Company leases an office facility from its officer under a five-year lease which began on January 1, 2001. Total related party rent expense was $12,000 and $12,252 for the six months ended June 30, 2003 and 2002, respectively.

                      GAMING VENTURE CORP., U.S.A.
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)

Approximate future minimum lease payments at June 30, 2003 are as follows:

                   Period Ending
                      June 30,
                   -------------
                        2004               $   24,000
                        2005                   24,000
                        2006                   12,000
                                           ----------
                                           $   60,000

Amounts due from affiliates represented loans and advances to the affiliated companies and were non-interest-bearing. At June 30, 2003, the collection of due from former affiliates of approximately $313,000 was uncertain and the Company has provided an allowance for the entire amount.

7.  REPORTABLE SEGMENTS

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

The Company has two reportable segments, newsletter and gaming subscriptions and consulting services. All revenues generated in the segments are external. For the six months ended June 30, 2003 and 2002, the total reportable segment information is as follows:

                                      Newsletter
                                      and Gaming   Consulting   Corporate/    Total As
                                    Subscriptions   Services      Other       Reported
                                      ----------   ----------   ----------   ----------
For the six months ended June 30, 2002:

Reportable segments
  External revenues                   $   81,233   $   23,250   $    3,192   $  107,675
  Depreciation and amortization            1,365        4,769            -        6,134
  Operating income (loss)                 24,110     (115,215)           -      (91,105)
  Assets                                  10,060        5,314      693,828      709,202


                      GAMING VENTURE CORP., U.S.A.
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)

For the six months ended June 30, 2003:

Reportable segments
  External revenues                   $   84,679   $   36,000   $    3,432   $  124,111
  Depreciation and amortization            4,337        1,843            -        6,180
  Operating loss                         (70,199)      (8,090)           -      (78,289)
  Assets                                   8,075        4,265      556,899      569,239

Products and Services Revenues

The table below presents external revenues for groups of similar products and services for the six months ended June 30, 2003 and 2002.

                                                   2003         2002
                                                ----------   ----------
     Newsletter and gaming subscriptions        $   84,679   $   81,233
     Consulting                                     36,000       23,250
     Other                                           3,432        3,192
                                                ----------   ----------
                                                $  124,111   $  107,675

Both segments of the Company are operating in, and derived their revenues in, the United States.

8.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of (1) net income (loss) plus
(2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized (gains) losses from marketable securities and reclassification adjustments for reconciliation of previously unrealized losses.

The components of comprehensive income (loss) were as follows:

                                                 Six Months Ended
                                                      June 30,
                                                 2003         2002
                                              ----------   ----------

     Net loss                                 $ (388,264)  $  (18,390)
     Unrealized gain on investments               13,817       72,288
                                              ----------   ----------
                                              $ (374,447)  $   53,898
                                              ==========   ==========

9 - New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has no transactions with any variable interest entities during the periods ended June 30, 2003 and 2002.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that it does not have an impact on the Company's financial reporting and disclosures.

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

Gaming Venture Corp., U.S.A. completed the spin-off effectively April 1, 2003. On April 30, 2003, the shareholders of CJPG received one share of Gaming for each share of CJPG owned as of the record date.

Gaming Venture has incurred accumulated losses of $682,106 through June 30, 2003. It also has annual operating costs of approximately $300,000 to $400,000 and no significant sources of revenues to mitigate these operating losses. Gaming Venture plans to increase revenues by increased newsletter sales, new newsletters catered to different hospitality industries such as restaurants and timeshare, and additional regional newsletters for the lodging industry.
Historically, Gaming Venture launched a new publication every two years, resulting in a 20% increase in revenue. The last new publication launched was the Daily Lodging Report - Asia Pacific in February 2000.

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

Capital and Source of Liquidity.

For the six months ended June 30, 2003, Gaming Venture received proceeds from the sale of marketable securities of $43,245. The Company had a decrease of $2,238 due from an affiliate. As a result the Company had cash flow from investing activities of $45,483 for the six months ended June 30, 2003.

For the six months ended June 30, 2002, Gaming Venture received proceeds from the sale of marketable securities of $104,406, and had an increase in due from affiliates of $91,788 resulting in net cash used in investing activities of $196,194.

For the six months ended June 30, 2003 and 2002, Gaming Venture did not have any financing activities.

Results of Operations. The Company had net losses of $388,264 and $18,390 for each of the six months ended June 30, 2003 and 2002, respectively. Revenues for the six months ended June 30, 2003 compared to June 30, 2002 increased from $107,675 to $124,111 mainly due to an increase in consulting revenue from $23,250 in 2002 to $36,000 in 2003. The costs of revenues for the six months ended June 30, 2003 compared to June 30, 2002 decreased from $75,486 to $40,674 mainly due to a decrease in officers' salary from $61,875 to $24,875. The cost of revenues primarily consisted of payroll, payroll taxes, employees' benefit and telephone expense. Portions of the payroll, payroll taxes, employee benefit and telephone expense were allocated to cost of revenues based on the percentage of time spent by the employee in connection with generating revenues for the six months ended June 30, 2003 and 2002. General and administrative expenses for 2003 were greater at $161,726 compared to the same period in 2002 of $123,294. This was due to an increase in legal and accounting to effectuate the spin-off in connection with the preparation of the SEC filings and increased consulting. The general and administrative expense for 2003 and 2002 consisted of mainly salaries and related expenses, rent, investor relation expense and professional fees.

For the six months ended June 30, 2003 and 2002, Gaming Venture realized a gain (loss) on marketable securities of $2,324 and $72,715, respectively.

In 2003 the Company had an increase in accounts receivable of $8,100. Deferred subscription revenues increased by $17,112 from the increase in its newsletter subscriptions. The Company had depreciation and amortization of $6,180 and other increases in non-cash adjustments of $324,974 for the six months ended June 30, 2003. The Company had an increase in accounts payable and accrued expenses of $30,000. Net cash used in operations for the six months ended June 30, 2003 was $18,098.

In 2002 the Company had a decrease in accounts receivable of $1,825. Deferred subscription revenues increased by $13,080 from the increase in its newsletter subscriptions. The Company had depreciation and amortization of $4,750 and other decreases in non-cash adjustments of $109,371 for the six months ended June 30, 2002. The Company had a decrease in accounts payable and accrued expenses of $125. Net cash used in operations for the six months ended June 30, 2003 was $108,231.

Controls and Procedures.   The chief executive officer and the chief
financial officer of Gaming Venture have made an evaluation of the disclosure controls and procedures relating to the financial statements of Gaming Venture on Form 110QSB for the six months ended June 30, 2003 and 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2003 (the evaluation date).

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has no transactions with any variable interest entities during the periods ended June 30, 2003 and 2002.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that it does not have an impact on the Company's financial reporting and disclosures.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to them in a timely fashion.

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




Date: August 13, 2003
                        /s/Alan Woinski
                        ------------------------
                        Alan Woinski, President

               CERTIFICATION

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

Date:  August 13, 2003

/s/Alan Woinski
Alan Woinski
Chief Executive Officer
Chief Financial Officer