Form 10QSB
period 2003-09-30
GAMING VENTURE CORP USA
filed 2003-11-14
CIK 1219641

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

             FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended September 30, 2003

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

                       PART I

Item 1. Financial Statements:



                      GAMING VENTURE CORP., U.S.A.
                         CONDENSED BALANCE SHEET
                           SEPTEMBER 30, 2003
                             (UNAUDITED)

                                ASSETS
                                ------
Current assets
  Cash                                                     $  451,199
  Accounts receivable                                          13,856
  Investment in marketable securities                          75,185
                                                           ----------
    Total current assets                                      540,240

Property and equipment - at cost, less accumulated
 depreciation                                                   7,905
                                                           ----------
                                                           $  548,145
                                                           ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
Current liabilities
  Deferred revenues                                        $   77,449
                                                           ----------
Shareholders' equity
  Common stock, $.001 par value; 50,000,000 shares
   authorized, 6,519,427 shares issued and outstanding          6,519
  Additional paid-in capital                                1,324,040
  Accumulated unrealized loss on investments                 (189,009)
  Accumulated deficit                                        (670,854)
                                                           ----------
                                                              470,696
                                                           ----------
                                                           $  548,145
                                                           ==========





The accompanying notes are an integral part of these condensed financial statements.

                      GAMING VENTURE CORP., U.S.A.
                    CONDENSED STATEMENT OF OPERATIONS
                             (UNAUDITED)

                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                    2003         2002         2003         2002
                                 ----------   ----------   ----------   ----------
Revenues
Subscriptions                    $   49,728   $   43,802   $  134,407   $  125,035
Consulting                           20,250        6,250       56,250       29,500
Other                                   749          902        4,181        4,094
                                 ----------   ----------   ----------   ----------
    Total revenues                   70,727       50,954      194,838      158,629

Cost of revenues                     19,786       20,850       60,460       96,336
                                 ----------   ----------   ----------   ----------
    Gross profit                     50,941       30,104      134,378       62,293

General and administrative expenses  43,258       68,393      204,984      191,687
                                 ----------   ----------   ----------   ----------
                                      7,683      (38,289)     (70,606)    (129,394)
                                 ----------   ----------   ----------   ----------
Other income (expense)
  Realized gain on marketable
   securities                         3,569        8,595        5,893       81,310
  Provision for doubtful accounts,
   former affiliates                      -            -     (312,299)           -
                                 ----------   ----------   ----------   ----------
                                      3,569        8,595     (306,406)      81,310
                                 ----------   ----------   ----------   ----------
    Net income (loss)            $   11,252   $  (29,694)  $ (377,012)  $  (48,084)
                                 ==========   ==========   ==========   ==========
Basic and diluted income (loss)
 per share                       $     0.00*  $    (0.00)* $    (0.06)  $    (0.01)
                                 ==========   ==========   ==========   ==========
Shares used in calculation of
 basic and diluted loss per
 share                            6,519,427    6,519,427    6,519,427    6,519,427
                                 ==========   ==========   ==========   ==========

*Amount is less than $.005





The accompanying notes are an integral part of these condensed financial statements.

                      GAMING VENTURE CORP., U.S.A.
                   CONDENSED STATEMENT OF CASH FLOWS
              NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (UNAUDITED)

                                                 2003         2002
                                              ----------   ----------

Cash flows from operating activities          $  (42,337)  $  (58,393)

Cash flows from investing activities              61,791      154,963
                                              ----------   ----------

Net increase in cash                              19,454       96,570

Cash, beginning of period                        431,745      329,428
                                              ----------   ----------

Cash, end of period                           $  451,199   $  425,998
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

On January 3, 2003, the Board of Directors of CJPG approved the spin-off of one of its subsidiaries, Gaming Venture Corp., U.S.A., as a separate company. The terms of the spin-off arrangement were amended on May 13, 2003. The shareholders of CJPG will receive one share of Gaming
for each share of CJPG owned as of the record date.   The accompanying
condensed balance sheet as of September 30, 2003 and the condensed statements of operations and cash flows for the nine months ended September
30, 2003 and 2002 were retroactively adjusted to reflect the spin-off as if it had occurred as of January 1, 2001. The Company increased the number of outstanding Gaming shares from 1,664,000 to 6,519,427 and adjusted the par value of common stock and additional paid-in capital by $4,855 as a result of the increased shares.


Gaming Venture Corp., U.S.A. completed the spin-off effective April 1, 2003. The shareholders of CJPG received one share of Gaming for each
share of CJPG owned on   April 30, 2003.

                      GAMING VENTURE CORP., U.S.A.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED)


2.  BASIS OF PRESENTATION

The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements, Form 10SB for the year ended December 31, 2002.


3.  PER SHARE DATA

Basic income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock, stock warrants and options outstanding during the period. The Company had no stock options and warrants outstanding for the nine months ended September 30, 2003 and 2002.


4.  CONCENTRATION OF CREDIT RISK

At September 30, 2003, the Company maintained cash balances in banks and brokerage firms. Balances are insured up to $100,000 by the Federal Deposit Insurance Corporation. At times, balances may exceed such insurance limits. The Company believes it mitigates its risk by banking with major financial institutions.


5.  INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

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

                      GAMING VENTURE CORP., U.S.A.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED)


6.  INCOME TAXES AND DEFERRED INCOME TAXES

At December 31, 2002, the Company had a net operating loss carry forward of approximately $165,000 available to reduce its future
Federal taxable income, if any, through 2022.


7.  RELATED PARTY TRANSACTIONS

The Company leases an office facility from its officer under a five-year lease which began on January 1, 2001. Total related party rent expense was $18,412 and $18,160 for the nine months ended September 30, 2003 and 2002, respectively.

Approximate future minimum lease payments at September 30, 2003 are as follows:

          Period Ending
          September 30,
          -------------
              2004                            $   24,000
              2005                                24,000
              2006                                 6,000
                                              ----------
                                              $   54,000

Amounts due from affiliates represented loans and advances to the affiliated companies and were non-interest-bearing. At June 30, 2003, the collection of due from former affiliates of approximately $313,000 was uncertain and the Company has provided an allowance for the entire amount.


8.  REPORTABLE SEGMENTS

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

                      GAMING VENTURE CORP., U.S.A.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED)


8.  REPORTABLE SEGMENTS (Continued)

The Company has two reportable segments, newsletter and gaming subscriptions and consulting services. All revenues generated in the segments are external. For the nine months ended September 30, 2003 and 2002, the total reportable segment information is as follows:

                                Newsletter
                                and Gaming   Consulting   Corporate/    Total As
                              Subscriptions   Services      Other       Reported
                                ----------   ----------   ----------   ----------
For the nine months ended
 September 30, 2002:

Reportable segments
  External revenues             $  125,035   $   29,500   $    4,094   $  158,629
  Depreciation and amortization      2,052        6,356            -        8,408
  Operating loss                   (22,515)    (106,879)           -     (129,394)
  Assets                            12,447        6,575      858,465      877,487


For the nine months ended
 September 30, 2003:

Reportable segments
  External revenues             $  134,407   $   56,250   $    4,181   $  194,838
  Depreciation and amortization      6,742        2,481            -        9,223
  Operating loss                   (61,826)      (8,780)           -      (70,606)
  Assets                             7,776        4,107      536,262      548,145

                      GAMING VENTURE CORP., U.S.A.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED)


8.  REPORTABLE SEGMENTS (Continued)

Products and Services Revenues

The table below presents external revenues for groups of similar products and services for the nine months ended September 30, 2003 and 2002.
                                                 2003         2002
                                              ----------   ----------
Newsletter and gaming subscriptions           $  134,407   $  125,035
Consulting                                        56,250       29,500
Other                                              4,181        4,094
                                              ----------   ----------
                                              $  194,838   $  158,629
                                              ==========   ==========


The segments of the Company are operating in, and derived their revenues in, the United States.


9.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of (1) net income (loss) plus
(2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized (gains) losses from marketable securities and reclassification adjustments for reconciliation of previously unrealized losses.

The components of comprehensive income (loss) were as follows:

                                                  Nine Months Ended
                                                    September 30,
                                                 2003         2002
                                              ----------   ----------
Net loss                                      $ (377,012)  $  (48,084)
Unrealized gain on investments                    17,174       61,118
                                              ----------   ----------
                                              $ (359,838)  $   13,034

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

On January 3, 2003, the Board of Directors of Casino Journal approved the spin-off of one of its subsidiaries, Gaming Venture Corp., U.S.A., as a separate company. The terms of this spin-off arrangement were amended on May 13, 2003. Casino Journal will provide its shareholders one share of Gaming Venture for each share of Casino Journal owned as
of the record date.   No fractional shares will be issued.   Gaming
Venture Corp., U.S.A. completed the spin-off effectively April 1, 2003. On April 30, 2003, the shareholders of CJPG received one share of
Gaming for each share of CJPG owned as of the record date.   The SEC
has determined that Gaming did not fully comply with the provisions of
Staff Legal Bulletin No. 4 regarding the spin-off.   Gaming is
currently working with the SEC regarding the appropriate manner in which to address the non-compliance.

Gaming Venture has incurred accumulated losses of $670,854 through September 30, 2003. It also has annual operating costs of approximately $300,000 to $400,000 and no significant sources of revenues to mitigate these operating losses. Gaming Venture plans to increase revenues by increased newsletter sales, new newsletters catered to different hospitality industries such as restaurants and timeshare, and additional regional newsletters for the lodging industry. Historically, Gaming Venture launched a new publication every two years, resulting in a 20% increase in revenue. The last new publication launched was the Daily Lodging Report - Asia Pacific in February 2000.

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

Capital and Source of Liquidity.

For the nine months ended September 30, 2003, Gaming Venture received proceeds from the sale of marketable securities of $59,533. The Company had a decrease of $2,238 due from an affiliate. As a result the Company had cash flow from investing activities of $61,791 for the nine months ended September 30, 2003.

For the nine months ended September 30, 2002, Gaming Venture received proceeds from the sale of marketable securities of $129,549, and had an decrease in due from affiliates of $25,414 resulting in net cash from investing activities of $154,963.

For the nine months ended September 30, 2003 and 2002, Gaming Venture did not have any financing activities.

Results of Operations. The Company had net losses of $377,012 and $48,084 for each of the nine months ended September 30, 2003 and 2002, respectively. Revenues for the nine months ended September 30, 2003 compared to September 30, 2002 increased from $158,629 to $194,838 mainly due to an increase in consulting revenue from $29,500 in 2002 to $56,250 in 2003. The costs of revenues for the nine months ended September 30, 2003 compared to September 30, 2002 decreased from $96,336 to $60,460 mainly due to a decrease in officers' salary from $87,150 to $37,375. The cost of revenues primarily consisted of payroll, payroll taxes, employees' benefit and telephone expense. Portions of the payroll, payroll taxes, employee benefit and telephone expense were allocated to cost of revenues based on the percentage of time spent by the employee in connection with generating revenues for the nine months ended September 30, 2003 and 2002. General and administrative expenses for 2003 were greater at $204,984 compared to the same period in 2002 of $191,687. This was due to an increase in legal and accounting to effectuate the spin-off in connection with the preparation of the SEC filings and increased consulting. The general and administrative expense for 2003 and 2002 consisted of mainly salaries and related expenses, rent, investor relation expense and professional fees.

For the nine months ended September 30, 2003 and 2002, Gaming Venture realized a gain on marketable securities of $5,893 and $81,310, respectively.

In 2003 the Company had an increase in accounts receivable of $6,546. Deferred subscription revenues increased by $11,409 from the increase in its newsletter subscriptions. The Company had depreciation and amortization of $8,407 and other increases in non-cash adjustments of $321,405 for the nine months ended September 30, 2003. Net cash used in operations for the nine months ended September 30, 2003 was $42,337.

In 2002 the Company had a decrease in accounts receivable of $6,901. Deferred subscription revenues increased by $4,313 from the increase in its newsletter subscriptions. The Company had depreciation and amortization of $7,537 and other decreases in non-cash adjustments of $28,935 for the nine months ended September 30, 2002. The Company had a decrease in accounts payable and accrued expenses of $125. Net cash used in operations for the nine months ended September 30, 2002 was $58,393.

Controls and Procedures.   The chief executive officer and the chief
financial officer of Gaming Venture has made an evaluation of the disclosure controls and procedures relating to the financial statements of Gaming Venture on Form 10QSB for the nine months ended September 30, 2003 and 2002 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of September 30, 2003 (the evaluation date).

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than the end of the first interim or annual period ending after December 15, 2003. The Company has no transactions with any variable interest entities.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on his evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10QSB has been made known to him in a timely fashion.

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




Date: November 14, 2003
                        /s/Alan Woinski
                        ------------------------
                        Alan Woinski, President

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:  November 14, 2003

/s/Alan Woinski
Alan Woinski
Chief Executive Officer
Chief Financial Officer