Form 10KSB
period 2003-12-31
GAMING VENTURE CORP USA
filed 2004-03-25
CIK 1219641

FORM 10-KSB
             SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended: 12/31/03
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13
       OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from            to

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

Securities registered pursuant to
    Section 12(b) of the Act:          None
Securities registered pursuant  to
     Section 12(g) of the Act:
          Common  Stock, $.001 par value
          Warrants to purchase $.001 par
              value Common Stock

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[  x  ]

The Company's revenues for its most recent fiscal year were $263,532. As of December 31, 2003, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $0.00.

The number of shares outstanding of Company's only class of common stock, as of December 31, 2003 was 6,514,427 shares of its $.001 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__    No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                   PART I

ITEM 1.    BUSINESS - General

Gaming Venture was incorporated on July 30, 1997 under the name Gaming Venture West, Inc., in the state of Nevada as a wholly owned subsidiary of Casino Journal Publishing Group, Inc, formerly Gaming Venture Corp.,
U.S.A.   On April 3, 1998, Casino Journal Publishing Group, Inc. and
its combined affiliates merged with Gaming Venture Corp., U.S.A., a
Nevada corporation.   Casino Journal and its combined affiliates became
wholly owned subsidiaries of Gaming Venture, the legal acquiror.   As
the shareholders of Casino Journal and its combined affiliated acquired 65% of Gaming Venture's outstanding voting shares, the merger was accounted for as a reverse acquisition of Gaming Venture by Casino
Journal, the accounting acquiror in the transaction.   Simultaneous
with the acquisition, Gaming Venture Corp., U.S.A. changed its name to Casino Journal Publishing Group while the Gaming Venture's West, Inc. subsidiary changed its name to Gaming Venture Corp., U.S.A. The current operations of Gaming Venture (formerly Gaming Venture West, Inc.) were conducted by Gaming Venture Corp. U.S.A. prior to the merger with Casino Journal in 1998.

On January 3, 2003, the Board of Directors of Casino Journal approved the spin-off of Gaming Venture Corp., U.S.A., as a separate company. Pursuant to the terms of the amended spin-off arrangement, on the pay date April 30, 2003, Casino Journal provided its shareholders one share of Gaming Venture for every share of Casino Journal owned as of the
record date of April 1, 2003.   The decision to spin-off Gaming Venture
was primarily due to Casino Journal's change to a consumer oriented
publishing company.   In January 2001, Casino Journal sold its trade
show and trade related publications to Gem Communications.   Gem
Communications did not have any desire to acquire the publications from Gaming Venture due to the focus of these newsletters being more on the
financial end of the industry.   Gem Communications did not have any
personnel who had the knowledge to publish the type of newsletters that
Gaming Venture produces.   Gem Communications also did not have an
interest in acquiring newsletters targeting the hotel industry.
Casino Journal did not attempt to sell Gaming Venture's newsletter to
any other third parties.   With the completion of that sale, Casino
Journal became primarily focused on its consumer publications, Casino Player and Strictly Slots magazines and its Classic Poker and Gaming
Cruises division, all consumer related.   Gaming Venture's business of
daily, weekly and annual publications focusing on the financial and trade side of the gaming and lodging sectors along with its consulting operations has become non-core operations for Casino Journal and it was the board's view that Gaming Venture's growth had been constrained due to that.

The board of directors of Casino Journal believed that Gaming Venture's operation had become non-core primarily due to the fact that they
generated less than 3% of Casino Journal's total revenues.   Gaming
Venture's newsletters and consulting business were marketed through Casino Journal's trade magazine and trade shows, assets that were sold
to Gem Communications in 2001.   Mr. Alan Woinski, Gaming Venture's
chief executive officer and president has also devoted most of his time to
issues related to Casino Journal for the past 5 years, resulting in
declines in the revenue of Gaming Venture.   The board of directors of
Casino Journal believed that when Mr. Woinski had more time to devote to Gaming Venture, growth would accelerate at Gaming Venture again.

It is expected that Mr. Woinski will devote 80% of his time to Gaming Venture and 20% of his time to Casino Journal, under a consulting
agreement, initially.   The majority of the time devoted to Casino
Journal will occur during the periods of quarterly and annual SEC filings. Eventually, the existing Casino Journal staff will be able to accomplish these filings with less input from Mr. Woinski, thereby reducing Mr. Woinski's time devoted to Casino Journal. It is not expected that there will be any services rendered to Casino Journal that will conflict with the interests of Gaming Venture.

While Gaming Venture faces higher costs as a stand alone company, since the spin-off, management has already begun to cut general and administrative costs with management salaries expected to be lower.
The higher costs Gaming Venture will occur as a stand alone company
will be primarily in legal and accounting.   Gaming does not expect to
incur more than $60,000 annually in increased costs and expects to offset that with a combination of reduced general and administrative
expenses and higher revenues.   Management feels that Gaming Venture's
cash and proceeds from the sale of marketable securities, a ramp up in increased business and lower general and administrative expenses will be enough to offset the increased costs faced as a separate public
company.   Marketable securities will be disposed of as cash flow is
needed with an expected timetable for disposal within the next two years.

There is not expected to be any material changes in the nature of
Gaming Venture's operations as a result of the spin-off.   Gaming
Venture's publications were not cross marketed after the sale of Casino
Journal's trade assets.   Gaming Venture has been marketing their
publications through direct mail, e-mail promotions and through word of mouth without any assistance from Casino Journal for the past two years.

Gaming Venture's Information Center division covers all types of gaming
and lodging news and information.   Information concerning all aspects
of the gaming industry is provided including riverboat and land based gaming, lotteries, pari-mutuels, charitable gaming, Internet gaming and Native American Gaming. For the lodging industry, information concerning new hotel openings, purchases and sales of existing hotels, mergers and acquisitions and executive changes are given. The division's publication's include the Gaming Industry Weekly Report, the Gaming Industry Daily Report, The Daily Lodging Report -- North America and Daily Lodging Report -- Asia Pacific newsletters, financially oriented newsletters serving investors and executives of the gaming and lodging hospitality industries. Gaming Venture also publishes the annual Gaming Sector....Yesterday, Today and Tomorrow report and provides consulting and advisory services to both public and privately
held companies involved in the gaming and hospitality industries.   The
consulting services include information services described above, day to day operations of gaming and hospitality enterprises and consulting investor relations and corporate communications for gaming enterprises.

The Gaming Industry Weekly Report

The Gaming Industry Weekly Report is a five page weekly newsletter that gives analysis and summaries on the events that occurred in the gaming
industry each week.   The newsletter is faxed and e-mailed each Friday
as well as US mailed for Monday delivery.   The newsletter focuses on
events that affect investors and executives to the Gaming Industry and includes a yearly Portfolio of gaming stocks as well as Insider Transactions, news and analysis. The publication was first produced in 1992 and is the oldest newsletter in the United States that focuses solely on the gaming stocks and the news and events surrounding the industry.

The Gaming Industry Daily Report

The Gaming Industry Daily Report is a daily, one page newsletter which
is faxed or e-mailed each evening to subscribers.    The gaming
newsletter is geared towards the executive or investor who wants the news and stock price movements that occurred as related to the gaming industry. This publication was launched in August of 1995 and was the first Daily publication focusing on the gaming industry.

The Gaming Sector...Yesterday, Today and Tomorrow

The Gaming Sector...Yesterday, Today and Tomorrow is an annual report
produced by Gaming Venture.   Each year in December, Gaming Venture
produces this report, which is given complimentary to existing subscribers of The Gaming Industry Weekly and Daily Reports, and sold
to the general public.    The Gaming Sector...Yesterday, Today and
Tomorrow, first produced in 1993, is approximately 40 pages and gives a state by state rundown of the events and activities in the gaming
industry.   The publication gives a recap of the events that occurred
in the industry along with predictions of what could happen in the
future.   The publication also includes a section on publicly traded gaming companies, usually featuring 20 companies.

The Daily Lodging Report North America and Daily Lodging Report - Asia
Pacific

The Daily Lodging Report - North America and Daily Lodging Report Asia
Pacific were produced in an alliance with HVS International.   Produced
in the same format as The Gaming Industry Daily Report, the one page newsletter is faxed and e-mailed each day to investors and executives
involved in the hotel and lodging industry.   Each day the newsletter
recaps the events and stock price movements that occurred as related to
the lodging and hotel industry.   Like with the Gaming Industry Daily
Report, the Daily Lodging Report - North America was the first Daily publication launched that was geared towards the hotel and lodging
industry.   The Daily Lodging Report - North America was launched in
October 1997 in partnership with Hotels Magazine and HVS International.
Hotels Magazine left the partnership in 1998.   HVS International
remains as an affiliate of the Daily Lodging Report - North America, heading the marketing of the newsletter.

Gaming Venture plans to introduce additional Daily, Weekly, and annual financially oriented newsletters for other industries in the future
through joint ventures.   Gaming Venture also plans to expand existing
publications into other areas around the world or other segments of the
lodging and gaming industries.   Gaming Venture began distribution of
The Daily Lodging Report - Asia Pacific in February 2000 in a venture with HVS International and Hotel Asia Pacific Magazine. Hotel Asia
Pacific Magazine left the venture in February of 2001.   In 2002,
Gaming Venture assumed complete control of the Daily Lodging Report -
Asia Pacific.   Gaming Venture is exploring the launch of other Daily
Lodging Reports for other regional markets around the world.

Consulting Services

Gaming Venture also acts as a consultant to various companies in the
gaming industry.   In the past, Gaming Venture has consulted in the
areas of business consulting, mergers and acquisitions, investor relations, financing and marketing for gaming companies who were both
public and private.   Gaming Venture plans to expand the consulting
business into other areas with the lodging industry being the first, either on their own or in a joint venture with other consulting companies.

Gaming Venture's consulting business is primarily generated by the awareness provided by Gaming Venture's publications, direct solicitation, referrals from existing clients and word of mouth. Gaming Venture's CEO has appeared on CNBC, local news programs and
various newspaper and media publications around the world.   Gaming
Venture utilizes that publicity to further the publishing and consulting business.

Gaming Venture intends to expand the information center to include additional daily and weekly publications for the gaming and lodging
industries and also in additional industries.   Although there is no
set timetable for the expansion of the newsletters, Gaming Venture would like to eventually debut a new newsletter every two years.

Gaming Venture's products allow for a way for investors and executives to get all the daily and weekly information in one place, rather than having to spend hours searching for it. Gaming Venture's information services are targeted at industry personnel and investors in the industry.

The information provided by Gaming Venture includes reporting and analysis of news releases by gaming and lodging companies, Dow Jones Federal Filings, Reuters, Bloomberg and other wire service reports, analyst reports and newspaper clippings from around the world.

Excerpts from reports filed with the Securities and Exchange Commission such as Form 10-KSB's, 10-QSB's and 8-K's and insider transactions are also included.

Gaming Venture, in the past, has been able to handle 4 to 5 long-term consulting contracts at a time along with some additional special situation projects, such as feasibility studies on casino projects. Gaming Venture will hire additional employees as business conditions
dictate.   Gaming Venture also has the option of subcontracting out
certain aspects of consulting, such as media release writing and distribution.

Expansion.   If Gaming Venture begins publication of an additional
newsletter, Gaming Venture markets it to existing subscribers, its existing database and, if the newsletter is about a new industry, Gaming Venture will initially partner up with a company in that
industry, usually a consulting company.   Gaming Venture usually splits
the profits from the publication with the partner or partners for a period of time which is usually decided on beforehand.

In the past, the initial costs of the starting up of a new newsletter
has been borne by each of the partners.   For example, the costs that a
marketing partner would incur for marketing the start up and ongoing
marketing would be paid by the marketing partner directly.   These
costs are not deducted from revenues prior to distribution of the
percentage of the profits to each of the partners.   Gaming Venture
markets the new publication to existing subscribers and through their
database, mainly through e-mail.   Every precaution is taken to keep
costs low on the start up.

If a new newsletter is produced and it is an offshoot of an existing publication, such as when the Gaming Industry Daily Report followed the Gaming Industry Weekly Report or the Daily Lodging Report - Asia Pacific followed the Daily Lodging Report - North America, Gaming Venture gives trial subscriptions to existing subscribers, usually 2
weeks to 1 month, and then solicits paid subscriptions.   In the case
of a new publications in new industries, Gaming Venture produces a few issues of the new newsletter and the marketing partner then solicits
its database to generate subscriptions.   The market period is usually
30 days in which no issues are further produced.   After that period is
over, the actual continuous production of the newsletters begin while marketing continues.

Consulting expansion is primarily generated through direct
solicitation.   Gaming Venture's management has not solicited
consulting business for the past three years due to Mr. Woinski's focus
on his other duties at Casino Journal.   Consulting expansion into the
lodging industry is expected to occur by working with existing consulting and advisory companies specializing in that industry. Based on past experience and current staffing, Gaming Venture's consulting would be limited to 4 or 5 long term consulting contracts at a time along with some additional special situation projects, such as
feasibility studies on casino projects.   If outside contractors were
required to assist with some of the projects, the consulting revenue payable to Gaming Venture would be reduced by the fees, not yet determinable, of the outside contractors.

There has been no change in the current expansion plans as management has been focused on the completion of the spin-off and registration
statement of Gaming Venture.   Preliminary conversations have been held
with a consulting company in the lodging industry and a public relations firm, specializing in the lodging industry about working
together in the future.   Our expansion plans will be funded initially
from cash on hand as costs are expected to be minimal.

Distribution

Gaming Venture newsletters are mailed, faxed or E-mailed to its subscribers.

Marketing, Advertisement & Fees

Gaming Venture's markets their products and services through either direct mail and e-mail, direct solicitation, marketing by other gaming related publications and by utilizing each product and service to generate business through other products and services. Gaming Venture cross markets publications by offering combo plans. A subscriber to the Gaming Industry Weekly Report is offered a very attractive rate to
add on other publications from Gaming Venture.   At the same time, the
sale, each year, of the annual Gaming Sector...Yesterday, Today and Tomorrow report also includes free trial subscriptions to Gaming Venture's other publications with follow up solicitation for subscriptions.

Gaming Venture's newsletters are cross-marketed and sold through ads over the Internet and in other print publications, by its staff at conventions and direct mail.

None of the newsletters carry advertisements and all revenues are
derived from subscriptions.   Annual subscription rates for Gaming
Venture's newsletters range from $75 to $530, depending on the specific
newsletter.   The Gaming Industry Weekly Report charges $75 for 13
weeks and $250 for 52 weeks by Mail or E-mail and $125 for 13 weeks and
$400 for 52 weeks by fax.   The Gaming Industry Daily Report charges
$79 for 13 weeks by fax or e-mail and $270 for 52 weeks.   A gaming
combo plan is offered at $110 for 13 weeks by E-mail and $169 by Fax
and $350 and $530 for 52 weeks by email and fax respectively.   The
Daily Lodging Report - North America and Daily Lodging Report - Asia
Pacific are each $175 for 6 months by E-mail and $295 for one year.   A
Lodging Combo Plan is $350 for 6 months and $500 for one year.   The
Gaming Sector. . .Yesterday, Today and Tomorrow Report is sold for
$49.95.   Consulting services range from $1,000 per month to $5,000 per month depending on what type of services are required and the duration
of the contract.   Consulting contracts occasionally include options or
common stock granted as part of or all of the compensation.

Combo packages and prices:

13-week Gaming Industry Daily Report
   and Gaming Industry Weekly Report subscriptions
     email               $110
      fax                $169
26-week Gaming Industry Daily Report
   and Gaming Industry Weekly Report subscriptions     $340
52-week Gaming Industry Daily Report
   and Gaming Industry Weekly Report subscriptions
     email         $350
     fax           $530

26-week Daily Lodging Report-NA and
   Daily Lodging Report-AP                             $350
52-week Daily Lodging Report-NA and
   Daily Lodging Report-AP                             $500

Super Combo Plan - Gaming Daily and Weekly, Lodging-NA Daily
26-weeks          $450
12 months         $650

The combo plans are delivered through fax and email.

The prices quoted represents those quoted to subscribers via
subscription order forms.   Corporate subscriptions are higher than
individual subscriptions and are generally based on the number of
readers per corporation.   The subscription cost is usually determined
after negotiations in which the cost is determined based on one full subscriber and discounts for the additional subscribers with the discounts being greater based on the high number of subscribers.

The average gaming subscription is a 26 week combo plan for $340.   The
average lodging subscription is a one year Daily Lodging Report-North
America or Daily Lodging Report - Asia Pacific, each for $295.   As for
corporate rates - the average corporate subscription is $1,095 and is for either a one year Gaming Newsletter combo or Lodging Newsletter combo.

The Gaming Industry Daily Report is sent to approximately 450 unique recipients although there are 40 corporate subscriptions which are then
transferred to an average of about 35 people each.   The Gaming
Industry Weekly Report is sent to approximately 320 unique recipients,
including the 40 corporate subscriptions.   75% of the gaming
newsletter subscribers, including all the corporate subscriptions, are
for the combo plan of both publications.   These are average
circulation figures determined over the prior twelve months.   The
Daily Lodging Report - North American is sent to 395 unique recipients
each day including 60 corporate subscriptions.   The Daily Lodging
Report - Asia Pacific is sent to 150 unique recipients with 12
corporate subscriptions.   Based on the average of corporate subscriber
profiles over the past twelve months, the corporate subscriptions are then transferred to an average of about 45 people each.

Two to four times a year, Gaming Venture offers special promotional rates to past subscribers in a bid to get them to renew their
subscriptions.   Not more than 1% of the subscribers receive a
discounted price.

Competition

In regard to our newsletters, Gaming Venture has experienced minimal
direct competition.   One other daily gaming newsletter, the Gaming
Morning Report, was started a couple of years ago by a long time
subscriber to our newsletters.   There is also one other gaming weekly
newsletter, the National Gaming Summary, which was formerly owned by Casino Journal Publishing Group and was sold to Gem Communications in
January of 2001.   These are the only two gaming publications that we
are aware of which can be considered direct competition as they both
charge for subscriptions.   In terms of the lodging newsletters, Gaming
Venture has no competition that we are aware of.

Certain investment banking firms and also some hotel magazine companies
do send out e-mail daily, weekly and monthly news bulletins.   Some are
just news clipping services, sending links to news stories on the gaming and lodging industries while others focus on certain companies
or certain events.   These bulletins are sent free to charge to their
clients or magazine subscribers but could be considered competition as there is an overlap with some information.

There is no assurance that Gaming Venture will continue to compete successfully with other established gaming and lodging news enterprises, many who are part of much larger companies with greater
resources.   Gaming Venture shall compete on the basis of quality and
on public taste in addition to a price basis.   Inability to compete
successfully might result in increased costs, reduced yields and additional risks to the investors herein.

Employees

As of December 31, 2003, Gaming Venture had 2 full-time employees, Alan
Woinski and Kim Santangelo-Woinski, current officers.    The
newsletters are written, produced and distributed by these employees. The Gaming Reports are marketed by Gaming Venture directly and through other non-competing publications where the officers submit articles or
have some sort of relationship.   The Daily Lodging Report - North
America is marketed by their partner.   The consulting business is
conducted by the two officers.

In the event that the editor of Gaming Venture's publications submits an article or speaks at a trade show or conference, there is no payment given. The editor is identified as the editor of Gaming Industry
Weekly Report, Daily Lodging Report, etc.   If it is an article, the
phone number or a web link is usually included in the description.   At
a conference, the editor is usually allowed to have Gaming Venture's newsletters and/or subscription order forms given out to attendees.

ITEM 2.  PROPERTIES.

Gaming Venture rents an office facility from Lucky Management Corp., a company considered controlled by Alan Woinski, an officer pursuant to a five-year lease which began on January 1, 2001. The office facility is located at 801 Pascack Road, Paramus, NJ 07652. Telephone number 201-
599-8484.   Total related party rent expense was $24,160 and $24,412
for the years ended December 31, 2003 and 2002, respectively.

Approximate future minimum lease payments at December 31, 2003 under this lease with a related party are as follows:

Year Ending
December 31,
-------------
2004                       24,000
2005                       24,000
                          -------
                          $48,000
                          =======

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2003, no matters were submitted to a vote of Gaming Venture's security holders, through the solicitation of proxies.

                PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.   Gaming Venture's common stock is not included in
the pink sheets or in the OTC Bulletin Board maintained by the NASD. Gaming Venture plans to apply to the OTC Bulletin Board.

There is no public trading market for Gaming Venture Corp.'s common stock and that there is no guarantee any trading market will develop.

Holders.   The shareholders of record of Gaming Venture's common stock, as of December 31, 2003 were also the shareholders of Casino Journal
Publishing Group, Inc.   As a result of the spin-off, the approximate
number of record holders of Gaming Venture Corp. is 940.

Dividends.   Holders of Gaming Venture's common stock are entitled to
receive such dividends as may be declared by its board of directors after the spin-off has been completed.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On January 3, 2003, the board of directors of Casino Journal approved the spin-off of one of its subsidiaries, Gaming Venture Corp., U.S.A., as a separate company on a basis of one share of Gaming Venture for three shares of Casino Journal owned as of the record date. The record date was April 1, 2003 and the initial distribution was made on April
30, 2003, the pay date.   The terms of this spin-off arrangement were
amended on May 13, 2003 to provide for a pro-rata distribution of one share of Gaming Venture for each share of Casino Journal owned as of
the record date.   No fractional shares were issued.   The additional
shares required to provide for a pro-rata distribution were sent to the shareholders in early June 2004.

Due to the fact that the common shares distributed in the spin-off was initially not on a pro-rata basis and the pay date was prior to completion of the Form 10-SB, the exemption from registration provided by Staff Legal Bulletin No. 4 is not available and Gaming Venture may have violated Section 5 of the Securities Act of 1933.

Gaming Venture has incurred accumulated losses of $694,848 through December 31, 2003. It also has annual operating costs of approximately $300,000 and insufficient revenues to mitigate these operating losses. Gaming Venture plans to increase revenues by increased newsletter sales, new newsletters catered to different hospitality industries such as restaurants and timeshare, and additional regional newsletters for the lodging industry. Historically, Gaming Venture launched a new publication every two years, resulting in a 20% increase in revenue. The last new publication launched was the Daily Lodging Report - Asia Pacific in February 2000.

Gaming Venture also plans to expand the consulting business to the
lodging industry along with expansion of gaming clients.   Management
is in discussions with other hotel consulting companies to form
partnerships on consulting contracts.   Gaming Venture is proposing to
provide investor communication services to the hotel companies and assist on financial consulting in return for a portion of the retainer
fee.   Management has held very preliminary discussions with certain hotel consulting companies and public relations firms with hotel
company clients.   The discussions have been general on possible
working together in the future on some mutual clients.   There has been
no further progress on this as management has been focusing on existing operations and completion of the spin-off.

Capital and Source of Liquidity.

For the year ended December 31, 2003, Gaming Venture received proceeds from the sale of marketable securities of $65,432 and a decrease in due
from affiliates of $2,238.   As a result, Gaming Venture had net cash
provided by investing activities of $67,670.

For the year ended December 31, 2002, Gaming Venture acquired property
and equipment of $3,221.   Additionally, Gaming Venture received
proceeds from the sale of marketable securities of $138,710 and an
increase in due from affiliates of $249.   As a result, Gaming Venture
had net cash provided by investing activities of $135,240.

For the years ended December 31, 2003 and 2002, Gaming Venture did not have any financing activities.

Results of Operations. Gaming had net losses of $401,006 and $5,545 for each of the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2003, Gaming Venture had revenues from subscriptions of $184,897, consulting of $74,239 and other revenue of
$4,396 with costs of revenues of $93,285.   Gross profit for the year
ended December 31, 2003 was $170,247.

For the year ended December 31, 2002, Gaming Venture had revenues from subscriptions of $162,620, consulting of $49,100 and other revenue of
$2,349 with costs of revenues of $76,631.   Gross profit for the year
ended December 31, 2002 was $137,438.

For the year ended December 31, 2003, the increase in subscriptions revenue of newsletters circulation of approximately $22,000 and consulting revenue of approximately $25,000 from December 31, 2002 was mainly due to an increase in subscriptions and more time devoted to the
consulting business.   Portions of the payroll, payroll taxes, employee
benefits and telephone expense were allocated to the cost of revenues based on the percentage of time spent by the employee in connection with generating revenues for the year ended December 31, 2003 and 2002, respectively.

General and administrative expenses for 2003 were greater at $272,302
compared to $231,802 in 2002.   This was due to an increase in legal
and accounting fees to effectuate the spin-off in connection with the
preparation of the SEC filings and increased consulting.   The general
and administrative expense for 2003 and 2002 consisted of mainly salaries and related expenses, rent, investor relation expense and professional fees.

For the years ended December 31, 2003 and 2002, Gaming Venture realized a gain on marketable securities of $10,273 and $85,670, respectively.

In 2003, Gaming Venture had an increase in accounts receivable of
$3,940.   Deferred subscription revenues increased by $16,886 from the
increase in its newsletter subscriptions.   Gaming Venture had
depreciation and amortization of $8,994.   Gaming Venture had an
increase in accounts payable and accrued expenses of $3,262.   Gaming
Venture had a provision for doubtful accounts of $313,810 and had other
non-cash adjustments of $15,001.   Net cash used in operations for the
year ended December 31, 2003 was $57,266.

In 2002, Gaming Venture had a decrease in accounts receivable of
$3,575.   Deferred subscription revenues increased by $6,362 from the
increase in its newsletter subscriptions.   Gaming Venture had
depreciation and amortization of $12,198 and a decrease in accounts
payable of $125.   Gaming Venture had other non-cash adjustments of
$36,282.   Net cash used in operation for the year ended December 31,
2002 was $32,923.

Critical Accounting Policies.
    Revenue Recognition
Gaming Venture has two types of revenues, subscription revenue on newsletters for gaming and lodging industries and consulting income on gaming related business. Gaming Venture recognizes the revenue from newsletter subscriptions when they are delivered to subscribers. Any unfilled subscriptions are accounted for as deferred revenues.

Consulting revenue related to contracts with a short duration, are recognized as income upon the completion of services. Gaming Venture occasionally receives marketable securities in exchange for consulting services. These transactions are valued at the quoted market price on the applicable securities exchange on the date consulting contracts are signed. Gaming Venture retains all rights and title of the securities received.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of
FIN 46 were originally are applicable no later than July 1, 2003.   In
December 2003, the FASB deliberated certain proposed modifications and
revised FIN 46 ("FIN 46 (R)").   The revised provisions are applicable
no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46(R) is not anticipated to have a material impact on Gaming Venture's financial reporting.

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

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 22.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 8A    CONTROLS and PROCEDURES

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of March 8, 2004 our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

                 PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS
           OF THE COMPANY

Board of Directors. The following persons listed below have been retained to provide services as directors. All holders of common stock will have the right to vote for directors of Gaming Venture. The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of Gaming Venture, supervising the development business plan, and review of the officers' performance of specific business functions. The board is responsible for monitoring management, and from time to time, to revise the strategic and
operational plans of Gaming Venture.    Directors receive no cash
compensation or fees for their services rendered in such capacity. The directors will serve until the next annual meeting scheduled for the second quarter of 2004.

The Executive Officers and Directors are:

Name                     Position                 Term(s) of Office
Alan Woinski, age 39   President/Director         Inception to present
Kim Woinski, age 40    Vice President/Director    Inception to present
Derek James, age 47     Director                January 2003 to present
Dan Rindos, age 53    Director                  January 2003 to present

Resumes.
Alan Woinski - Mr. Woinski is currently Chairman, CEO and President and a Director of Gaming Venture. Mr. Woinski had been President and CFO of Casino Journal Publishing Group, Inc., the parent company of Gaming Venture from April 3, 1998 to March 31, 2003 resigning his positions with Casino Journal upon completion of the spinoff. He will
remain as a consultant to Casino Journal.   Mr. Woinski founded The
Gaming Industry Weekly Report in March 1992, The Gaming Industry Daily Report in August 1996 and has been the editor since their inception. Mr. Woinski was Vice President of A & E Printing, Inc. from January 1988 to December 1994. From January 1995 to July 1995, Mr. Woinski was
President of A & E Printing, Inc., a commercial printing company.   As
Vice-President, Mr. Woinski was in charge of sales, marketing and production. As president, Mr. Woinski's duties were expanded to hiring and firing personnel, inventory control and overseeing all operations
of the company.    From December 1992 to August 1995, Mr. Woinski was
also President of Lucky Management Corp, an investment advisory firm that also held interests in other businesses including printing, real
estate, etc.   As president, Mr. Woinski handled all investment
advisory accounts including being the advisor to the Monitrend Gaming
and Leisure fund.    Mr. Woinski served as an advisor for the Monitrend
Gaming and Leisure Mutual Fund from October 1993 to December 1994 and was Portfolio Manager of the High Rollers Investment Partnership from
December 1992 to October 1993.   Duties as advisor and portfolio
manager included updates on the gaming industry including trend analysis, technical analysis on securities of companies in the gaming
industry, buy and sell recommendations, etc.   Mr. Woinski graduated
from Hofstra University in 1986.

Kim Santangelo-Woinski - Mrs. Woinski is currently Vice President and a director of Gaming Venture. Mrs. Woinski had been a director of Casino Journal Publishing Group, Inc., the parent company of Gaming Venture from April 3, 1998 until March 31, 2003, resigning as a
director of Casino Journal upon completion of the spinoff.   Mrs.
Woinski was Vice President of Lucky Management Corp., an investment advisory firm that also held interests in other businesses including
printing, real estate, etc. from December 1992 to August 1995.   Mrs.
Woinski was vice president in charge of all in-house accounting and customer relations as well as running the entire office including ordering supplies, equipment, etc. From January 1992 to January 1994, Mrs. Woinski worked as operations manager/personal assistant to the
President of Tee Dee's, Inc., a womens clothing manufacturer.   Mrs.
Woinski's duties included office management and personnel supervision.

From 1990 to 1992, Mrs. Woinski was beverage manager of Waypointe, Inc., and served as beverage manager of Treadway Inn Hotel from 1989 to
1991.   Her duties as beverage manager included hiring staff, inventory and overseeing and filing report for the parent company.

Derek James.   Derek James is a director of Gaming Venture.   Mr. James
has been Corporate Controller of Casino Journal Publishing Group since 1995 and was promoted to CFO on April 1, 2003. Prior to that, Mr. James was the Controller at Silver Threads, Ltd., a manufacturer of women's
apparel.   Mr. James is from England and graduated Lewisham & Eltham
College in London in 1978 with an ACCA - Association of Certified & Corporate Accountants.

Daniel F. Rindos.   Mr. Rindos is a director of Gaming Venture.   Mr.
Rindos was instrumental in the start up of the Subway sandwich chain in
Bridgeport in 1968-1971.    From 1971 thru 1981, Mr. Rindos owned and
operated the Full Of Baloney sandwich shop chain consisting of 13
similar type stores operating throughout Connecticut.   In 1981, Mr.
Rindos joined the family owned Bargain News, a statewide weekly
newsstand publication specializing in classified advertising.   For the
past 5 years, Mr. Rindos has been Vice President of Bargain News, LLC. In 1995, Mr. Rindos headed up the development and launch of the company's web site.

Mr. Rindos has been active in the start up and ongoing operations of several other businesses over the years including Gaming Venture, Stratford Type, VDM Associates, Bacut Associates, Communication
Management Services, and Net Advisors, LLC, to name a few.   Mr. Rindos
primarily provided initial support in areas such as marketing, communications. In the case of GVC, he assisted us in the original distribution of our newsletters. All have been successful and many are
still operating profitably today.   Also, Mr. Rindos has always been
active in the local, statewide and National Republican Party, serving several terms as National Committeeman, and Regional vice-Chairman of the YGOP during his 20's and early 30's. He recently has been working with the international FAPIA trade organization, a group of 85 classified ad publishing companies from over 35 countries. He is currently exploring ways to help the member publishers pool their data into an international classified ad database system for world wide exposure of their content. He recently visited Moscow, Amsterdam, and Vancouver and visited Vienna and Dublin in 2003 on behalf of the organization. Mr. Rindos operates out of the family publishing headquarters located in Trumbull, Connecticut and current lives in Milford, Connecticut.

Mr. Rindos attended the University of Bridgeport for two years and the New York Institute of Technology for 2 years majoring in engineering and physics with a business minor.

ITEM 10.   EXECUTIVE COMPENSATION

In April of 1998, Casino Journal entered into five-year employment contracts with Mr. Woinski in which he will serve as an officer. His annual base salary ranged from $190,000 to $260,000 and he was entitled to increases of 10% in the second through fifth year. Under the agreement, he also received bonuses. Such bonuses were determined by the members of the Board of Directors who took into account the
individual performances in making such determination.   He will be
subject to a one-year covenant-not-to-compete with Casino Journal that
begins at the end of the term of such agreements.   Mr. Woinski was
paid $128,667 (of which $49,500 was prior to the spinoff and the remaining $79,167 was after the spinoff) and $246,400 for the years ended December 31, 2003 and 2002, respectively, as an officer of Casino Journal and Gaming Venture.

Mrs. Woinski was paid $43,775 (of which $7,754 was prior to the spinoff and the remaining $36,201 was after the spinoff) and $45,879 for the years ended December 31, 2003 and 2002, respectively, as an officer of Gaming Venture.

Except as discussed above, none of the other directors receive any compensation for their services and there are not plans to pay any such
compensation in the near future.    All officers and directors are,
however, reimbursed for expenses incurred on behalf of Gaming Venture. The board of directors expects to negotiate an employment contract with Mr. Woinski shortly.

Gaming Venture presently pays health insurance offered to employees. Gaming Venture presently has no other pension, health, stock option, annuity, bonus, insurance, profit-sharing or other similar benefit plans; however, Gaming Venture may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of Gaming Venture.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Resulting from successful completion of the spin-off from Casino
Journal, there are 6,514,427 common shares outstanding.   The following
tabulates holdings of shares and other securities of Gaming Venture by each person who, subject to the above, at the date of this prospectus, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and
officers of Gaming Venture individually and as a group.    The
following beneficial owner's shares of Gaming Venture have reflected the adjustment of one share of Gaming Venture for each share of Casino Journal Publishing Group with no fractional shares issued.

Shareholdings of beneficial owners at December 31, 2003:

Directors and Officers
                                                 Percentage of
                              Number & Class       Outstanding
       Name and Address       of Shares          Common Shares
Alan Woinski                    1,040,545direct(2)    16%
PO Box 1396                     126,000 indirect     1.93%
Paramus, NJ 07653

Kim Woinski                      15,000 direct(1)      .23%
PO Box 1396                   1,151,545 indirect     17.70%
Paramus, NJ 07653

Lucky Management                111,000(1)(2)         1.70%
PO Box 1396
Paramus, NJ 07653

Dan Rindos                      289,600               4.40%
30 Nutmeg Drive
Trumbull, Connecticut 06611
Director

Derek James                           0               0.00%
5 Bryce's Court
Sicklerville, NJ 08081

5% or More Holders
Glenn Fine                      953,026              14.63%
5240 Southeastern
Las Vegas, NV 89119

Lyle Berman                     850,000              13.05%
433 Bushaway Road
Wayzata, MN 55391

Officers and Directors
  as a Group (4 persons)      1,456,145              22.30%

(1)Alan Woinski is deemed to be the beneficial owner of 111,000 common shares held by Lucky Management, a company controlled by Alan Woinski and 15,000 common shares owned by his wife, Kim Woinski.

(2)Kim Woinski is deemed to be the beneficial owner of 1,040,545 common shares held by Alan Woinski and 111,000 common shares held by Lucky Management.

Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, subject to applicable unity property laws.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Gaming Venture rents an office facility from Lucky Management Corp., a company considered controlled by Alan Woinski, an officer and director pursuant to a five-year lease which began on January 1, 2001. Mr.
Woinski is a majority shareholder in Lucky Management Corp.   Total
related party rent expense was $24,160 and $24,412 for the years ended December 31, 2003 and 2002, respectively.

Approximate future minimum lease payments at December 31, 2003 under this lease with a related party are as follows:

Year Ending
December 31,
-------------
2004                       24,000
2005                       24,000
                          -------
                          $48,000
                          =======

Due from Affiliate represents the intercompany balances between Gaming
Venture Corp. and Casino Journal Publishing Group.   The original
understanding of the spin-off was that the intercompany balances would
be settled.   These balances consist of payroll by CJPG on behalf of
Gaming Venture and payments by Gaming Venture on behalf of CJPG.
Since the pay date of the spin-off, CJPG has refused to negotiate
regarding the collection of these intercompany receivables.    At the
pay date of the initial distribution of April 30, 2003, the collection of due from former affiliates of approximately $313,000 was uncertain and the Company has provided an allowance for the entire amount.

Management of Casino Journal (including Mr. Woinski) fully intended to
pay the due from affiliate balance.   The financial statements were
restated in June 2003 to change the way Mr. Woinski's salary had been accounted for, thus changing the due from affiliate balance as Mr. Woinski's salary was accounted for in prior years, splitting it between

Casino Journal and Gaming Venture, thus changing the due from affiliate
balance.   As a result, the due from affiliate balance became $314,537 on December 31, 2002 and $312,299 as of March 31, 2003.

Mr. Woinski resigned as president, CFO and director of Casino Journal
effective April 1, 2003.   As of that date, everyone believed the due
from affiliate balance was only $49,321 on December 31, 2003 and, if there still was a small balance on April 1, 2003 it would be paid.
Once the financial statements were restated and the amount increased so substantially, Gaming Venture approached Casino Journal regarding the additional amounts determined to be due and it was only after those discussions (in July 2003) that it became apparent to Gaming Venture's management (including Alan Woinski) that the collection of the receivable was not certain.

Subsequent to the spin-off, Mr. Woinski will remain as a consultant to Casino Journal for as long as Casino Journal remains public and/or a reporting company and will be paid $45,000 per year.

There are no other agreements between Casino Journal and Gaming Venture
post spin-off.   The spin-off included all the operations, assets and
liabilities of the Gaming Venture subsidiary.   Casino Journal did not
retain any liability once the spin-off was completed and Casino Journal and Gaming Venture mutually released each other from any claims after the spin-off.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:


     Independent Auditors' Report                                   1
     Financial Statements
        Balance Sheet                                               2
        Statement of Operations                                     3
        Statement of Comprehensive Income (Loss)                    4
        Statement of Changes in Shareholders' Equity                5
        Statement of Cash Flows                                     6
        Notes to Financial Statements                            7-13

FRIEDMAN ALPREN & GREEN LLP
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

1700 BROADWAY
NEW YORK, NY 10019
212-842-7000
FAX 212-842-7001
www.nyccpas.com


INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS OF GAMING VENTURE CORP., U.S.A.


We have audited the accompanying balance sheet of GAMING VENTURE CORP., U.S.A. as of December 31, 2003 and 2002, and the related statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GAMING VENTURE CORP., U.S.A. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





New York, New York
February 16, 2004

                      GAMING VENTURE CORP., U.S.A.

                              BALANCE SHEET

                       DECEMBER 31, 2003 AND 2002


                                 ASSETS
                                 ------
                                                 2003         2002
                                              ----------   ----------
Current assets
  Cash                                        $  442,149   $  431,745
  Accounts receivable                              9,739        7,310
  Investment in marketable securities            100,808      126,670
                                            ----------   ----------
    Total current assets                         552,696      565,725

Property and equipment - at cost, less
 accumulated depreciation                          7,318       16,312
Due from affiliates                                    -      314,537
                                              ----------   ----------
                                              $  560,014   $  896,574
                                              ==========   ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current liabilities
  Accounts payable and accrued expenses       $    3,262   $        -
  Deferred revenues                               82,926       66,040
                                              ----------   ----------
    Total current liabilities                     86,188       66,040
                                              ----------   ----------

Shareholders' equity
  Common stock, $.001 par value; 50,000,000
   shares authorized, 6,514,427 shares issued
   and outstanding                                 6,514        6,514
  Additional paid-in capital                   1,324,045    1,324,045
  Accumulated unrealized loss on investments    (161,885)    (206,183)
  Accumulated deficit                           (694,848)    (293,842)
                                              ----------   ----------
                                                 473,826      830,534
                                              ----------   ----------
                                              $  560,014   $  896,574
                                              ==========   ==========





The accompanying notes are an integral part of these financial statements.

                      GAMING VENTURE CORP., U.S.A.

                        STATEMENT OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                 2003         2002
                                              ----------   ----------
Revenues
  Subscriptions                               $  184,897   $  162,620
  Consulting                                      74,239       49,100
  Other                                            4,396        2,349
                                              ----------   ----------
    Total revenues                               263,532      214,069

Costs of revenues                                 93,285       76,631
                                              ----------   ----------
    Gross profit                                 170,247      137,438

General and administrative expenses              272,302      231,802
                                              ----------   ----------
                                                (102,055)     (94,364)
                                              ----------   ----------
Other income (expense)
  Realized gain on marketable securities          10,273       85,670
  Provision for doubtful accounts, former
   affiliates                                   (312,299)           -
  Other                                            3,075        3,149
                                              ----------   ----------
                                                (298,951)      88,819
                                              ----------   ----------
    Net loss                                  $ (401,006)  $   (5,545)
                                              ==========   ==========
Basic and diluted loss per share              $    (0.06)  $    (0.00)*
                                              ==========   ==========
Shares used in calculation of loss
   per share                                   6,514,427    6,514,427
                                              ==========   ==========

*Amount is less than $.005





The accompanying notes are an integral part of these financial statements.

                      GAMING VENTURE CORP., U.S.A.

                STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                 YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                 2003         2002
                                              ----------   ----------
Net loss                                      $ (401,006)  $   (5,545)
                                              ----------   ----------
Reclassification adjustments for (gains)
  losses included in net loss                    (12,860)      89,322

Unrealized gain on investments                    57,158       39,264
                                              ----------   ----------
Other comprehensive income                        44,298      128,586
                                              ----------   ----------
    Comprehensive income (loss)               $ (356,708)  $  123,041
                                              ==========   ==========





The accompanying notes are an integral part of these financial statements.

                      GAMING VENTURE CORP., U.S.A.

              STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                Accumulated
                                                    Additional  Unrealized
                                Common Stock         Paid-in      Loss On   Accumulated
                            Shares       Amount      Capital    Investments   Deficit
                          ----------   ----------   ----------   ----------   ----------
Balance, January 1, 2002   6,514,427   $    6,514   $1,324,045    $(334,769)  $ (288,297)

Net loss-                          -            -            -            -       (5,545)

Reclassification adjustment
  for losses included in
  net loss                         -            -            -       89,322            -

Unrealized gain on
  investments                      -            -            -       39,264            -
                          ----------   ----------   ----------   ----------   ----------
Balance, December 31,
  2002                     6,514,427        6,514    1,324,045     (206,183)    (293,842)

Net loss                           -            -            -            -     (401,006)

Reclassification adjustment
  for gains included in net
  loss                             -            -            -      (12,860)           -

Unrealized gain on
  investments                      -            -            -       57,158            -
                          ----------   ----------   ----------   ----------   ----------
Balance, December 31,
  2003                     6,514,427   $    6,514   $1,324,045   $ (161,885)  $ (694,848)
                          ==========   ==========   ==========   ==========   ==========





The accompanying notes are an integral part of these financial statements.

                      GAMING VENTURE CORP., U.S.A.

                        STATEMENT OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                 2003         2002
                                              ----------   ----------
Cash flows from operating activities
  Net loss                                    $ (401,006)  $   (5,545)
  Adjustments to reconcile net loss to net
   cash used in operating activities
    Gain on sale of securities                   (10,273)     (85,670)
    Depreciation                                   8,994       12,198
    Provision for doubtful accounts              313,810            -
    Noncash adjustments                           15,001       36,282
    Changes in assets and liabilities
      Accounts receivable                         (3,940)       3,575
      Accounts payable and accrued expenses        3,262         (125)
      Deferred revenues                           16,886        6,362
                                              ----------   ----------
        Net cash used in operating activities    (57,266)     (32,923)
                                              ----------   ----------
Cash flows from investing activities
  Additions to property and equipment                  -       (3,221)
  Proceeds from sale of marketable securities     65,432      138,710
  Due from affiliates                              2,238         (249)
                                              ----------   ----------
        Net cash provided by investing
        activities                                67,670      135,240
                                              ----------   ----------
Net increase in cash                              10,404      102,317

Cash, beginning of year                          431,745      329,428
                                              ----------   ----------
Cash, end of year                             $  442,149   $  431,745
                                              ==========   ==========
Supplemental cash flow disclosures
  State franchise tax                         $        -   $      908
                                              ==========   ==========





The accompanying notes are an integral part of these financial statements.

                      GAMING VENTURE CORP., U.S.A.

                      NOTES TO FINANCIAL STATEMENTS


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

     On April 3, 1998, Casino Journal Publishing Group, Inc. ("CJPG") and its combined affiliates merged with Gaming Venture Corp., U.S.A. ("Gaming" or the "Company"), a Nevada corporation. CJPG and its combined affiliates became wholly owned subsidiaries of Gaming, the legal acquiror. As the shareholders of CJPG and its combined affiliates acquired 65 percent of Gaming's outstanding voting shares, the merger was accounted for as a reverse acquisition of Gaming by CJPG, the accounting acquiror in the transaction. Simultaneous with the acquisition, Gaming changed its name to CJPG.

     On January 3, 2003, the Board of Directors of CJPG approved the spin-off of one of its subsidiaries, Gaming Venture Corp., U.S.A., as a separate company on a basis of one share of Gaming for three shares of
CJPG owned as of the record date.   The record date was April 1, 2003
and the initial distribution was made on April 30, 2003, the pay date. The terms of this spin-off arrangement were amended on May 13, 2003 to provide for a pro-rata distribution of one share of Gaming for each
share of CJPG owned as of the record date.   No fractional shares were
issued.   The additional shares required to provide for a pro-rata
distribution were sent to the shareholders in early June 2004.   Due to
the fact that the common shares distributed in the spin-off were initially not on a pro-rata basis and the pay date was prior to completion of the Form 10-SB, the exemption from registration provided by Staff Legal Bulletin No. 4 is not available and Gaming may have violated Section 5 of the Securities Act of 1933. The accompanying balance sheet as of December 31, 2003 and 2002, and the statements of operations and changes in shareholders' equity for the years ended December 31, 2003 and 2002 were retroactively adjusted to reflect the spin-off as if it had occurred as of January 1, 2001. The Company increased the number of outstanding Gaming shares from 1,664,000 to 6,514,427 and adjusted the par value of common stock and additional paid-in capital by $4,855 as a result of the increased shares.

     As shown in the accompanying financial statements, the Company has an accumulated deficit of $694,848 through December 31, 2003. It also has annual operating costs of approximately $300,000 and insufficient revenues to mitigate these operating losses. Gaming plans to increase revenues by increased sales of existing newsletters and publishing new newsletters catering to different hospitality industries such as restaurants and timeshare, and additional regional newsletters for the lodging industry. Historically, the Company has launched a new publication every two years, resulting in a 20 percent increase in revenue. The last new publication launched was the Daily Lodging Report - Asia Pacific in February 2000.

     Gaming also plans to expand the consulting business to the lodging industry along with expansion of gaming clients. Management is in discussions with other hotel consulting companies to form partnerships on consulting contracts. The Company is proposing to provide investor communication services to the hotel companies and provide assistance on financial consulting in return for a portion of the retainer fee.


Use of Estimates

     Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.


Revenue Recognition

     Subscription revenues are recognized in income as issues of newsletters are delivered to the subscribers. Consulting revenues related to contracts with a short duration are recognized as income upon the completion of services. The unearned portion of paid newsletter subscriptions and consulting revenues is deferred until newsletters are delivered to subscribers and consulting services are rendered. Gaming occasionally receives marketable securities in exchange for consulting services. These transactions are valued at the market price quoted on the applicable securities exchange on the date consulting contracts are signed. The Company retains the title and all the rights of the securities received.


Advertising

     Advertising costs generally are expensed as incurred. Promotion and advertising were $21,215 and $5,067, respectively, for the years ended December 31, 2003 and 2002.


Property and Equipment

     Property and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets.

Accounts Receivable

     Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis, and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Concentrations of Credit Risk

     At December 31, 2003, the Company maintained cash balances in banks and brokerage firms. Balances in the bank are insured for up to $100,000 by the Federal Deposit Insurance Corporation and those in the brokerage firms are insured for up to $500,000 by Securities Investor Protection Corporation. At times, balances may exceed such insurance limits. The Company believes it mitigates its risk by banking with major financial institutions.

Investment in Available-for-Sale Securities

     Investments, consisting of marketable equity securities, are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable income taxes. The Company calculates its gains (losses) on the sale of marketable securities on a first-in, first-out basis. Net unrealized gains at December 31, 2003 were $57,158. Net unrealized gains at December 31, 2002 were $39,264. These unrealized gains and losses are presented as other comprehensive income (loss) and as a component of shareholders' equity.


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


Income Taxes

The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be settled or recovered.

Per Share Data

Basic income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock, stock warrants and options outstanding during the year. The Company had no stock warrants and options outstanding at December 31, 2003 and 2002.


New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were originally applicable no later than July 1, 2003. In December 2003, the FASB deliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) is not anticipated to have a material impact on the Company's financial reporting.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that it does not have an impact on the Company's financial reporting and disclosures.


Segment Reporting

The Company applies Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for the reporting of information about operating segments in annual and
interim financial statements.   Operating segments are defined as
components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The application of SFAS No. 131 did not affect results of operations or financial position but does require the disclosure of segment information, as presented in Note 5.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                 2003         2002
                                              ----------   ----------
     Equipment                                $   61,038   $   61,038
     Furniture and fixtures                        2,283        2,283
                                              ----------   ----------
                                                  63,321       63,321

     Less - Accumulated depreciation              56,003       47,009
                                              ----------   ----------
                                              $    7,318   $   16,312
                                              ==========   ==========

     Depreciation on property and equipment was $8,994 and $12,198 for the years ended December 31, 2003 and 2002, respectively.

3.  INCOME TAXES

     At December 31, 2003, the Company had a net operating loss carryforward of approximately $565,000 available to reduce its future Federal taxable income, if any, through 2023. The Company recorded a valuation allowance for the entire net operating loss carryforward due to the uncertainty of realizing any related tax benefits.

4.  RELATED PARTY TRANSACTIONS

     The Company rents an office facility from an officer pursuant to a five-year lease which began on January 1, 2001. Total related party rent expense was $24,160 and $24,412 for the years ended December 31, 2003 and 2002, respectively.

     Approximate future minimum lease payments at December 31, 2003 under this lease are as follows:

          Year Ending
          December 31,
          ------------
              2004                            $   24,000
              2005                                24,000
                                              ----------
                                              $   48,000
                                              ==========

5.  REPORTABLE SEGMENTS

     The Company has two reportable segments, newsletter and gaming subscriptions and consulting services. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as presented in Note 1. All revenues generated in the segments are external. For the years ended December 31, 2003 and 2002, the total reportable segment information is as follows:

                                 Newsletter
                                 and Gaming   Consulting   Corporate/   Total As
                               Subscriptions   Services      Other       Reported
                                 ----------   ----------   ----------   ----------
For the year ended December 31, 2002:
Reportable segments
  External revenues              $  162,620   $   49,100   $    2,349   $  214,069
  Depreciation and amortization       9,369        2,829            -       12,198
  Operating loss                    (83,032)     (11,332)           -      (94,364)
  Assets                              7,310        3,783      885,481      896,574
  Capital expenditures                2,474          747            -        3,221

                                 Newsletter
                                 and Gaming   Consulting   Corporate/   Total As
                               Subscriptions   Services      Other       Reported
                                 ----------   ----------   ----------   ----------
For the year ended December 31, 2003:

Reportable segments
  External revenues              $  184,897   $   74,239   $    4,396   $  263,532
  Depreciation and amortization       6,908        2,086            -        8,994
  Operating loss                    (89,799)     (12,256)           -     (102,055)
  Assets                              4,566        2,363      553,085      560,014

Products and Services Revenues

     The table below presents external revenues for groups of similar products and services for the years ended December 31, 2003 and 2002.

                                                 2003         2002
                                              ----------   ----------
Newsletter and gaming subscriptions           $  184,897   $  162,620
Consulting                                        74,239       49,100
Other                                              4,396        2,349
                                              ----------   ----------
                                              $  263,532   $  214,069
                                              ==========   ==========

     Both segments of the Company are operating in and have derived their revenues in the United States.

(b)    List of Exhibits

         The following exhibits are filed with this report:


   3.i      Articles of Incorporation
            incorporated by reference to Form 10SB

   3.ii By-Laws of Gaming Venture incorporated by reference to Form 10SB

   4.i      Form of Specimen of common stock

   5  Exhibit 99 - Certifications pursuant to 18 U.S.C. Section 1350


(B)    REPORTS ON FORM 8-K
          None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Gaming Venture incurred aggregate fees and expenses of approximately $25,000 from Friedman Alpren & Green LLP for the fiscal years 2003 annual audit and for review of the Company's financial statements included in its Forms 10-QSB for the 2003 fiscal year.
The fees for the fiscal year 2002 and through the first quarter of 2003 were included in its former parent's accounting and audit fees expense.

Tax Fees.   Gaming Venture did not incur any tax fees to Friedman
Alpren & Green LLP for the fiscal years 2003 and 2002 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   During the 2003 fiscal year, the Company incurred
aggregate fees and expenses of $3,039 from Friedman Alpren & Green LLP for services involving the filing of the registration statements. Audit-related fees and expenses were for the audit of the Company's
accounting consultation and consents.    Other fees and expenses were
primarily for tax compliance and tax consultation.

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2003 and 2002 were approved by the Board of Directors pursuant to its policies and procedures. Gaming Venture intends to continue using Friedman Alpren & Green LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.


Gaming Venture Corp., U.S.A.

/s/Alan Woinski
------------------------------
By: Alan Woinski, President/CEO

In accordance with the requirements of the Exchange Act of 1934, this annual report was signed by the following persons in the capacities and on the dates stated.

Signature                  Capacity                   Date
/s/Alan Woinski        President/CEO/CFO             3/17/2004
--------------------      Director
Alan Woinski


/s/Kim Woinski            Director                   3/17/2004
--------------------
Kim Woinski


/s/Derek James            Director                   3/17/2004
--------------------
Derek James


/s/Dan Rindos            Director                   3/17/2004
--------------------
Dan Rindos