Form 10KSB/A
period 2003-12-31
GAMING VENTURE CORP USA
filed 2004-04-29
CIK 1219641

Amendment 1 to
                             FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the fiscal year ended: 12/31/03
                                     OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to

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

Securities registered pursuant to
    Section 12(b) of the Act:          None
Securities registered pursuant  to
     Section 12(g) of the Act:
          Common Stock, $.001 par value
          - - -

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

The Company's revenues for its most recent fiscal year were $263,532. As of December 31, 2003, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $227,868.

The number of shares outstanding of Company's only class of common stock, as of December 31, 2003 was 6,514,427 shares of its $.001 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  ____    No __x___

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

On January 3, 2003, the board of directors of Casino Journal approved the spin-off of one of its subsidiaries, Gaming Venture Corp., U.S.A., as a separate company on a basis of one share of Gaming Venture for three shares of Casino Journal owned as of the record date. The record date was April 1, 2003 and the initial distribution was made on April
30, 2003, the pay date.   No fractional shares were issued prior to the
adjustment of the distribution ratio. The terms of this spin-off arrangement were amended on May 13, 2003 to provide for a pro-rata distribution of one share of Gaming Venture for each share of Casino
Journal owned as of the record date.   No fractional shares were
issued.   The additional shares required to provide for a pro-rata
distribution were sent to the shareholders on June 25, 2003.   No cash
payments were made or received in connection with either the initial spin-off distributions or the distributions completed to achieve a pro rata distribution.

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

It is expected that Mr. Woinski will devote 80% of his time to Gaming Venture and 20% of his time to Casino Journal, under a consulting agreement, initially. It is not expected that there will be any services rendered to Casino Journal that will conflict with the interests of Gaming Venture. Casino Journal filed a Form 15 on March 25, 2004 to terminate its obligation to file reports under the Securities Act of 1934.

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

Consulting expansion is primarily generated through direct
solicitation.   Gaming Venture's management had not solicited
consulting business for the three years prior to the spin-off due to Mr. Woinski's focus on his other duties at Casino Journal.
Consulting expansion into the lodging industry is expected to occur by working with existing consulting and advisory companies specializing in that industry. Based on past experience and current staffing, Gaming Venture's consulting would be limited to 4 or 5 long term consulting contracts at a time along with some additional special situation
projects, such as feasibility studies on casino projects.   If outside
contractors were required to assist with some of the projects, the consulting revenue payable to Gaming Venture would be reduced by the fees, not yet determinable, of the outside contractors.

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

Pacific are each $175 for 6 months by E-mail and $295 for one year.   A
Lodging Combo Plan is $350 for 6 months and $500 for one year.   The
Gaming Sector. . .Yesterday, Today and Tomorrow Report is sold for
$49.95.   Consulting services range from $1,000 per month to $5,000 per month depending on what type of services are required and the duration
of the contract.   These prices are based on prior long term consulting
business and new consulting business solicited subsequent to the spin-
off from Casino Journal.   Consulting contracts occasionally include
options or common stock granted as part of or all of the compensation.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2003, no matters were submitted to a vote of Gaming Venture's security holders - - -.

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

On January 3, 2003, the board of directors of Casino Journal approved the spin-off of one of its subsidiaries, Gaming Venture Corp., U.S.A., as a separate company on a basis of one share of Gaming Venture for three shares of Casino Journal owned as of the record date. The record date was April 1, 2003 and the initial distribution was made on April
30, 2003, the pay date.   No fractional shares were issued prior to the
adjustment of the distribution ratio. The terms of this spin-off arrangement were amended on May 13, 2003 to provide for a pro-rata distribution of one share of Gaming Venture for each share of Casino
Journal owned as of the record date.   No fractional shares were
issued.   The additional shares required to provide for a pro-rata
distribution were sent to the shareholders on June 25, 2003.   No cash
payments were made or received in connection with either the initial spin-off distributions or the distributions completed to achieve a pro rata distribution.

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

Results of Operations.

Gaming Venture had net losses of $401,006 and $5,545 for each of the
years ended December 31, 2003 and 2002, respectively.   The significant
increase in net loss from the year ended December 31, 2002 to the year ended December 31, 2003 was mainly due increased legal and accounting costs related to the spin-off, and an increase in the provision for doubtful accounts, former affiliate of $313,000. Due from former affiliate represents the intercompany balances between Gaming Venture
Corp. and Casino Journal Publishing Group.   The original understanding
of the spin-off was that the intercompany balances would be settled. These balances consist of payroll by CJPG on behalf of Gaming Venture
and payments by Gaming Venture on behalf of CJPG.   Since the original
pay date of the spin-off, CJPG has refused to negotiate regarding the
collection of these intercompany receivables.    At the pay date of the
initial distribution of April 30, 2003, the collection of due from former affiliates of approximately $313,000 was uncertain and Gaming Venture has provided an allowance for the entire amount.

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

ITEM 8A    CONTROLS and PROCEDURES

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of December 31, 2003, of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e) of the Exchange
Act), based on the evaluations of the controls and procedures required by paragraph (b) of the Exchange Act Rule 13a-15 or 15d-15. Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has determined that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases.

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

Compliance with Section 16(a) of the Exchange Act.

On January 4, 2004, Alan Woinski, an officer and director of Gaming Venture, filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his acquisition of 456,052 shares of our common stock from a shareholder in a private transaction at a price $.055 per share.

On January 4, 2004, Dan Rindos, a director of Gaming Venture, filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his acquisition of 250,000 shares of common stock from a shareholder in a private transaction at a price $.055 per share.

Based upon our review of the copies of such forms and reports we have received from the foregoing persons, we believe that no such person was required to file a Form 5 for the year ended December 31, 2003.

Code of Ethics.

Gaming Venture has adopted a Code of Ethics and it is attached to this Report as Exhibit 14.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by Gaming Venture to our Chief Executive Officer and any other officers whose salaries and bonuses exceeded $50,000 or more per year for services rendered during the periods indicated:

                                             Long Term Compensation
                    Annual Compensation         Awards  Payouts
(a)             (b)      (c)   (d)   (e)   (f)     (g)    (h)    (i)
                                                   Secur-
                                                   ities         All
Name and       Year or               Other  Rest-  Under-  LTIP  Other
Principal      Period   Salary Bonus Annual ricted lying   Pay-  Comp-
Position       Ended      ($)   ($)  Compen-Stock Options  outs ensat'n
-----------------------------------------------------------------------
Alan Woinski
CEO, Pres.     12/31/01  $99,500  -    -      -       -     -      -
               12/31/02 $100,000  -    -      -       -     -      -
               12/31/03 $106,000  -    -      -       -     -      -

Kim Woinski
V.P            12/31/01  $22,750  -    -      -       -     -      -
               12/31/02  $45,879  -    -      -       -     -      -
               12/31/03  $43,775  -    -      -       -     -      -

In April of 1998, Casino Journal entered into five-year employment contracts with Mr. Woinski in which he will serve as an officer. His annual base salary ranged from $190,000 to $260,000 and he was entitled to increases of 10% in the second through fifth year. Under the agreement, he also received bonuses. Such bonuses were determined by the members of the Board of Directors who took into account the
individual performances in making such determination.   He will be
subject to a one-year covenant-not-to-compete with Casino Journal that
begins at the end of the term of such agreements.   Mr. Woinski was
paid $128,667 (of which $49,500 was prior to the spinoff and the remaining $79,167 was after April 1, 2003, the effective date of the spinoff) and $246,400 for the years ended December 31, 2003 and 2002, respectively, as an officer of Casino Journal and Gaming Venture.

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

Gaming Venture has no compensation plans (including individual compensation arrangements) under which equity securities of Gaming Venture are authorized for issuance.

Employment Contracts and Termination of Employment and Change-in
Control Arrangements.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from Gaming Venture, with respect to any director or executive officer of our Gaming Venture which would in any way result in payments to any such person because of his resignation, retirement or other termination of employment with us or any subsidiary, any change in control of Gaming Venture, or a change in the person's responsibilities following a change in control of Gaming Venture.

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

                      GAMING VENTURE CORP., U.S.A.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                              Accumulated
                                                    Additional  Unrealized
                              Common Stock         Paid-in      Loss On   Accumulated
                          Shares       Amount      Capital    Investments   Deficit
                        ----------   ----------   ----------   ---------- ----------
Balance, January 1, 2002 6,514,427   $    6,514   $1,324,045    $(334,769) $(288,297)

Net loss-                        -            -            -            -     (5,545)

Reclassification adjustment
  for losses included in
  net loss                       -            -            -       89,322          -

Unrealized gain on
  investments                    -            -            -       39,264          -
                        ----------   ----------   ----------   ----------  ---------
Balance, December 31,
  2002                   6,514,427        6,514    1,324,045     (206,183)  (293,842)

Net loss                         -            -            -            -   (401,006)

Reclassification adjustment
  for gains included in net
  loss                           -            -            -      (12,860)         -

Unrealized gain on
  investments                    -            -            -       57,158          -
                        ----------   ----------   ----------   ----------  ---------
Balance, December 31,
  2003                   6,514,427   $    6,514   $1,324,045   $ (161,885) $(694,848)
                        ==========   ==========   ==========   ==========  =========





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

     On January 3, 2003, the Board of Directors of CJPG approved the spin-off of one of its subsidiaries, Gaming Venture Corp., U.S.A., as a separate company on a basis of one share of Gaming for three shares of
CJPG owned as of the record date.   The record date was April 1, 2003
and the initial distribution was made on April 30, 2003, the pay date. No fractional shares were issued prior to the adjustment of the
distribution ratio.   The terms of this spin-off arrangement were
amended on May 13, 2003 to provide for a pro-rata distribution of one share of Gaming for each share of CJPG owned as of the record date.
No fractional shares were issued.   The additional shares required to
provide for a pro-rata distribution were sent to the shareholders on
June 25, 2004.   No cash payments were made or received in connection
with either the initial spin-off distribution or the distributions completed to achieve a pro rata distribution. Due to the fact that the common shares distributed in the spin-off were initially not on a pro-rata basis and the pay date was prior to completion of the Form 10-SB, the exemption from registration provided by Staff Legal Bulletin No. 4 is not available and Gaming may have violated Section 5 of the Securities Act of 1933. The accompanying balance sheet as of December 31, 2003 and 2002, and the statements of operations and changes in shareholders' equity for the years ended December 31, 2003 and 2002 were retroactively adjusted to reflect the spin-off as if it had occurred as of January 1, 2001. The Company increased the number of outstanding Gaming shares from 1,664,000 to 6,514,427 and adjusted the par value of common stock and additional paid-in capital by $4,855 as a result of the increased shares.

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

   4.i      Form of Specimen of common stock

   5  Exhibit 99 - Certifications pursuant to 18 U.S.C. Section 1350


(B)    REPORTS ON FORM 8-K
          None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees. Gaming Venture incurred aggregate fees and expenses of approximately $25,000 from Friedman Alpren & Green LLP for the fiscal years 2003 annual audit and for review of Gaming Venture's financial statements included in its Forms 10-QSB for the 2003 fiscal year. The fees for the fiscal year 2002 and through the first quarter of 2003 were included in its former parent's accounting and audit fees expense. Gaming Venture also incurred aggregate fees and expenses of $3,039 from Friedman Alpren & Green LLP for services involving the filing of the registration statements.

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

Signature                  Capacity                   Date
/s/Alan Woinski        President/CEO/CFO             4/26/2004
--------------------  Principal accounting,
Alan Woinski           officer, Director

/s/Kim Woinski            Director                   4/26/2004
--------------------
Kim Woinski


/s/Derek James            Director                   4/26/2004
--------------------
Derek James


/s/Dan Rindos            Director                   4/26/2004
--------------------
Dan Rindos