Form 10QSB
period 2004-03-31
GAMING VENTURE CORP USA
filed 2004-05-14
CIK 1219641

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

             FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended March 31, 2004

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

6,514,427 Shares of Common Stock
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

                       PART I

Item 1. Financial Statements:

                      GAMING VENTURE CORP., U.S.A.
                        CONDENSED BALANCE SHEET
                             MARCH 31, 2004
                               (UNAUDITED)

                                 ASSETS
                                 ------
Current assets
  Cash                                                     $  448,826
  Accounts receivable                                          12,558
  Investment in marketable securities                          93,970
                                                           ----------
    Total current assets                                      555,354

Property and equipment - at cost, less accumulated
  depreciation                                                  6,350
                                                           ----------
                                                           $  561,704
                                                           ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Current liabilities
  Accounts payable and accrued expenses                    $    3,263
  Deferred revenues                                            93,527
                                                           ----------
    Total current liabilities                                  96,790
                                                           ----------

Shareholders' equity
  Common stock, $.001 par value; 50,000,000 shares
   authorized, 6,514,427 shares issued and outstanding          6,514
  Additional paid-in capital                                1,324,045
  Accumulated unrealized loss on investments                 (165,724)
  Accumulated deficit                                        (699,921)
                                                           ----------
                                                              464,914
                                                           ----------
                                                           $  561,704
                                                           ==========





The accompanying notes are an integral part of these condensed financial statements.

                      GAMING VENTURE CORP., U.S.A.
                    CONDENSED STATEMENT OF OPERATIONS
                THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                               (UNAUDITED)

                                                 2004         2003
                                              ----------   ----------
Revenues
  Subscriptions                               $   56,665   $   43,467
  Consulting                                      20,100       22,500
  Other                                            1,049        2,534
                                              ----------   ----------
    Total revenues                                77,814       68,501

Cost of revenues                                  23,199       16,694
                                              ----------   ----------
    Gross profit                                  54,615       51,807

General and administrative expenses               73,760       79,583
                                              ----------   ----------
                                                 (19,145)     (27,776)

Other income (expense)
  Realized gain (loss) on marketable securities   13,358       (5,020)
  Other                                              714            -
                                              ----------   ----------
                                                  14,072       (5,020)

    Net loss                                  $   (5,073)  $  (32,796)
                                              ==========   ==========

Basic and diluted loss per share              $    (0.00)* $   (0.005)
                                              ==========   ==========

Shares used in calculation of loss per share   6,514,427    6,514,427
                                              ==========   ==========

*Amount is less than $.005





The accompanying notes are an integral part of these condensed financial statements.

                      GAMING VENTURE CORP., U.S.A.
                CONDENSED STATEMENT OF COMPREHENSIVE LOSS
                THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                               (UNAUDITED)

                                                 2004         2003
                                              ----------   ----------
Net loss                                      $   (5,073)  $  (32,796)
                                              ----------   ----------

Reclassification adjustments for (gains)
  losses included in net loss                     (9,100)         561

Unrealized gain on investments                     5,261        6,159
                                              ----------   ----------
Other comprehensive income (loss)                 (3,839)       6,720
                                              ----------   ----------
Comprehensive loss                            $   (8,912)  $  (26,076)
                                              ==========   ==========





The accompanying notes are an integral part of these condensed financial statements.

                      GAMING VENTURE CORP., U.S.A.
                    CONDENSED STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                               (UNAUDITED)

                                                 2004         2003
                                              ----------   ----------
Cash flows from operating activities          $   (9,681)  $   (7,492)

Cash flows from investing activities              16,358       22,250
                                              ----------   ----------

Net increase in cash                               6,677       14,758

Cash, beginning of period                        442,149      431,745
                                              ----------   ----------

Cash, end of period                           $  448,826   $  446,503
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

On January 3, 2003, the board of directors of Casino Journal approved the spin-off of one of its subsidiaries, Gaming Venture Corp., U.S.A., as a separate company on a basis of one share of Gaming Venture for three shares of Casino Journal owned as of the record date. The record date was April 1, 2003 and the initial distribution was made on April
30, 2003, the pay date.   No fractional shares were issued prior to the
adjustment of the distribution ratio. The terms of this spin-off arrangement were amended on May 13, 2003 to provide for a pro-rata distribution of one share of Gaming Venture for each share of Casino
Journal owned as of the record date.   No fractional shares were
issued.   The additional shares required to provide for a pro-rata
distribution were sent to the shareholders on June 25, 2003.   No cash
payments were made or received in connection with either the initial spin-off distributions or the distributions completed to achieve a pro
rata distribution.   Because the common shares distributed in the spin-
off were initially not on a pro-rata basis and the pay date was prior to completion of the Form 10-SB, the exemption from registration provided by Staff Legal Bulletin No. 4 is not available and Gaming may have violated Section 5 of the Securities Act of 1933. The accompanying statement of operations for the three months ended March 31, 2003 was retroactively adjusted to reflect the spin-off as if it had occurred as of January 1, 2001. The Company increased the number of outstanding Gaming shares from 1,664,000 to 6,519,427 and adjusted the par value of common stock and additional paid-in capital by $4,855 as a result of the increased shares.

Comprehensive Income (Loss)

     Comprehensive income (loss) is the total of (1) net income (loss) plus (2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income (loss). Other comprehensive income (loss) consists of net unrealized (gains) losses from marketable securities and reclassification adjustments for reconciliation of previously unrealized losses. The Company has presented a separate statement of comprehensive loss.


2 - BASIS OF PRESENTATION

     The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements, Form 10KSB for the year ended December 31, 2003.


3 - PER SHARE DATA

     Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock, stock warrants and options outstanding during the period. The Company had no stock options and warrants outstanding for the three months ended March 31, 2004 and 2003.


4 - CONCENTRATION OF CREDIT RISK

     At March 31, 2004, the Company maintained cash balances in banks and brokerage firms. Balances are insured up to $100,000 by the Federal Deposit Insurance Corporation. At times, balances may exceed such insurance limits. The Company believes it mitigates its risk by banking with major financial institutions.


5 - INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

     Investments, consisting of marketable equity securities, are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity, net of applicable income taxes. The Company calculates its gains (losses) on the sale of marketable securities on a first-in, first-out basis. Net unrealized gains at March 31, 2004 and 2003 were $5,261 and $6,159, respectively. These unrealized gains and losses are presented as other comprehensive income
(loss) and as a component of stockholders' equity.

6 - INCOME TAXES AND DEFERRED INCOME TAXES

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

     At March 31, 2004, the Company had a net operating loss carryforward of approximately $565,000 available to reduce its future Federal taxable income, if any, through 2023. The Company recorded a valuation allowance for the entire net operating loss carryforward due to the uncertainty of realizing any related tax benefits.


7 - RELATED PARTY TRANSACTIONS

     The Company leases an office facility from its officer under a five-year lease which began on January 1, 2001. Total related party rent expense was $6,000 for each of the three months ended March 31, 2004 and 2003.

     Approximate future minimum lease payments at March 31, 2004 are as follows:

                   Period Ending
                     March 31,
                   -------------

                       2005                   $   18,000


8 - REPORTABLE SEGMENTS

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

     The Company has two reportable segments, newsletter and gaming subscriptions and consulting services. All revenues generated in the segments are external. For the three months ended March 31, 2004 and 2003, the total reportable segment information is as follows:

                                 Newsletter
                                 and Gaming   Consulting   Corporate/   Total As
                               Subscriptions   Services      Other      Reported
                                 ----------   ----------   ----------   ----------
For the three months ended
March 31, 2003:

Reportable segments
  External revenues              $   43,467   $   22,500   $    2,534   $   68,501
  Depreciation and amortization       2,035        1,054            -        3,089
  Operating loss                    (22,580)      (5,196)           -      (27,776)
  Assets                             12,397        6,547      854,916      873,860


                                 Newsletter
                                 and Gaming   Consulting   Corporate/   Total As
                               Subscriptions   Services      Other      Reported
                                 ----------   ----------   ----------   ----------
For the three months ended
March 31, 2004:

Reportable segments
  External revenues              $   56,665   $   20,100   $    1,049   $   77,814
  Depreciation and amortization         715          253            -          968
  Operating loss                    (16,631)      (2,514)           -      (19,145)
  Assets                              7,968        4,209      549,527      561,704


Products and Services Revenues

     The table below presents external revenues for groups of similar products and services for the three months ended March 31, 2004 and 2003.

                                                 2003         2002
                                              ----------   ----------
Newsletter and gaming subscriptions           $   56,665   $   43,467
Consulting                                        20,100       22,500
Other                                              1,049        2,534
                                              ----------   ----------
                                              $   77,814   $   68,501
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

Gaming Venture has incurred accumulated losses of $699,921 through March 31, 2004. It also has annual operating costs of approximately $300,000 and currently has insufficient revenues to mitigate these operating losses. Gaming Venture plans to increase revenues by increased newsletter sales, new newsletters catered to different hospitality industries such as restaurants and timeshare, and additional regional newsletters for the lodging industry. Historically, Gaming Venture launched a new publication every two years, resulting in a 20% increase in revenue. The last new publication launched was the Daily Lodging Report - Asia Pacific in February 2000.

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

Capital and Source of Liquidity.

For the three months ended March 31, 2004, Gaming Venture received proceeds from the sale of marketable securities of $16,358.

For the three months ended March 31, 2003, Gaming Venture received proceeds from the sale of marketable securities of $22,250.

For the three months ended March 31, 2004 and 2003, Gaming Venture did not have any financing activities.

Results of Operations.

Gaming Venture had net losses of $5,073 and $32,796 for each of the
three months ended March 31, 2004 and 2003, respectively.   The
significant decrease in net loss from the three months ended March 31, 2003 to the three months ended March 31, 2004 was mainly due to decreased legal and accounting costs related to the completion of the spin-off.

For the three months ended March 31, 2004, Gaming Venture had revenues from subscriptions of $56,665, consulting of $20,100 and other revenue
of $1,049 with costs of revenues of $23,199.   Gross profit for the
three months ended March 31, 2004 was $54,615.

For the three months ended March 31, 2003, Gaming Venture had revenues from subscriptions of $43,467, consulting of $22,500 and other revenue
of $2,534 with costs of revenues of $16,694.   Gross profit for the
three months ended March 31, 2003 was $51,807.

For the three months ended March 31, 2004, the increase in subscriptions revenue of newsletters circulation of approximately $13,000 and consulting revenue of approximately $2,400 from March 31, 2003 was mainly due to an increase in subscriptions and less consulting
business.   Portions of the payroll, payroll taxes, employee benefits
and telephone expense were allocated to the cost of revenues based on the percentage of time spent by the employee in connection with generating revenues for the three months ended March 31, 2004 and 2003, respectively.

General and administrative expenses for 2004 were decreased to $73,760 compared to $79,583 in 2003. This was due to a decrease in legal and accounting fees to effectuate the spin-off in connection with the preparation of the SEC filings and increased consulting. The general and administrative expense for 2004 and 2003 consisted of mainly salaries and related expenses, rent, investor relation expense and professional fees.

For the three months ended March 31, 2004, Gaming Venture realized a
gain on marketable securities of $13,358.   For the three months ended
March 31, 2003, Gaming Venture realized a loss on marketable securities of $5,020.

For the three months ended March 31, 2004, Gaming Venture had an
increase in accounts receivable of $2,820.   Deferred subscription
revenues increased by $10,602 as a result of the increase in its
newsletter subscriptions.   Gaming Venture had depreciation and
amortization of $968.   Net cash used in operations for the three
months ended March 31, 2004 was $9,681.

For the three months ended March 31, 2003, Gaming Venture had an
increase in accounts receivable of $3,405.   Deferred subscription
revenues increased by $3,362 from the increase in its newsletter
subscriptions.   Gaming Venture had depreciation and amortization of
$3,090.   Gaming Venture had other non-cash adjustments of $17,237.
Net cash used in operation for the three months ended March 31, 2003 was $7,492.

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

    Investment in Available for Sale Securities
Gaming Venture accounts for the marketable securities as available for sale securities in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Gaming Venture acquires its securities for cash or for consulting services rendered. Gaming

Venture does not intend to trade its securities with the objective of generating profits based on short-term differences in price, but sells the securities to generate cash for operations.

New Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of
FIN 46 were originally are applicable no later than July 1, 2003.   In
December 2003, the FASB deliberated certain proposed modifications and
revised FIN 46 ("FIN 46 (R)").   The revised provisions are applicable
to SB filers no later than the first reporting period ending after
December 15, 2004.   The adoption of FIN 46(R) is not anticipated to
have a material impact on Gaming Venture's financial reporting.

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

          Exhibit 31 - 302 Certification
          Exhibit 32 - 906 Certification

(b)   Reports on Form 8-K

None

                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: May 13, 2004
                        /s/Alan Woinski
                        ------------------------
                        Alan Woinski, President