Form 10KSB/A
period 2003-12-31
GAMING VENTURE CORP USA
filed 2004-05-28
CIK 1219641

Amendment 2 to
                             FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the fiscal year ended: 12/31/03
                                     OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2003, no matters were submitted to a vote of Gaming Venture's security holders.

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

(b)    List of Exhibits

         The following exhibits are filed with this report:


   3.i      Articles of Incorporation
            incorporated by reference to Form 10SB

   3.ii By-Laws of Gaming Venture incorporated by reference to Form 10SB

   4.i      Form of Specimen of common stock

   5  Exhibit 31 and 32 - Certifications pursuant to 18 U.S.C. Section
1350


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