Form 10QSB
period 2004-06-30
GAMING VENTURE CORP USA
filed 2004-08-12
CIK 1219641

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

             FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended June 30, 2004

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

                       PART I

Item 1. Financial Statements:

                      GAMING VENTURE CORP., U.S.A.
                        CONDENSED BALANCE SHEET
                             JUNE 30, 2004
                              (UNAUDITED)

                                ASSETS
                                -----
Current assets
  Cash                                                     $  483,987
  Accounts receivable                                           6,965
  Investment in marketable securities                         108,324
                                                           ----------
    Total current assets                                      599,276

Property and equipment - at cost, less
 accumulated depreciation                                       5,689
                                                           ----------
                                                           $  604,965
                                                           ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------
Current liabilities
  Accounts payable and accrued expenses                    $    6,706
  Deferred revenues                                            98,785
                                                           ----------
    Total current liabilities                                 105,491
                                                           ----------
Shareholders' equity
  Common stock, $.001 par value; 50,000,000 shares
   authorized, 6,514,427 shares issued and outstanding          6,514
  Additional paid-in capital                                1,324,045
  Accumulated unrealized loss on investments                 (202,029)
  Accumulated deficit                                        (629,056)
                                                           ----------
                                                              499,474
                                                           ----------
                                                           $  604,965
                                                           ==========





The accompanying notes are an integral part of these condensed financial statements.

                      GAMING VENTURE CORP., U.S.A.
                    CONDENSED STATEMENT OF OPERATIONS
            THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                              (UNAUDITED)

                                       Three Months Ended        Six Months Ended
                                            June 30,                  June 30,
                                       2004         2003         2004         2003
                                    ----------   ----------   ----------   ----------
Revenues
  Subscriptions                     $   54,285   $   41,212   $  110,950   $   84,679
  Consulting                            85,854       13,500      105,954       36,000
  Other                                     50          898        1,099        3,432
                                    ----------   ----------   ----------   ----------
     Total revenues                    140,189       55,610      218,003      124,111

Cost of revenues                        20,704       23,980       43,903       40,674
                                    ----------   ----------   ----------   ----------
     Gross profit                      119,485       31,630      174,100       83,437

General and administrative expenses     70,384       82,143      144,144      161,726
                                    ----------   ----------   ----------   ----------
                                        49,101      (50,513)      29,956      (78,289)
                                    ----------   ----------   ----------   ----------

Other income (expense)
  Realized gain on marketable
   Securities                           21,040        7,344       34,398        2,324
  Provision for doubtful accounts,
   former affiliates                         -     (312,299)           -     (312,299)
  Other                                    724            -        1,438            -
                                    ----------   ----------   ----------   ----------
                                        21,764     (304,955)      35,836     (309,975)
                                    ----------   ----------   ----------   ----------
     Net income  (loss)-            $   70,865   $ (355,468)  $   65,792   $ (388,264)
                                    ==========   ==========   ==========   ==========
Basic and diluted income
 (loss) per share                   $     0.01   $    (0.05)  $     0.01   $    (0.06)
                                    ==========   ==========   ==========   ==========
Shares used in calculation of
 income (loss) per share             6,514,427    6,514,427    6,514,427    6,514,427
                                    ==========   ==========   ==========   ==========





The accompanying notes are an integral part of these condensed financial statements.

                      GAMING VENTURE CORP., U.S.A.
           CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                 SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                              (UNAUDITED)

                                                 2004         2003
                                              ----------   ----------
Net income (loss)                             $   65,792   $ (388,264)
                                              ----------   ----------
Reclassification adjustments for gain
  included in net income (loss)                  (15,925)      (6,366)

Unrealized gain (loss) on investments            (24,219)      20,183
                                              ----------   ----------
Other comprehensive income (loss)                (40,144)      13,817
                                              ----------   ----------
Comprehensive income (loss)                   $   25,648   $ (374,447)
                                              ==========   ==========





The accompanying notes are an integral part of these condensed financial statements.

                      GAMING VENTURE CORP., U.S.A.
                   CONDENSED STATEMENT OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                              (UNAUDITED)

                                                 2004         2003
                                              ----------   ----------
Cash flows used in operating activities       $   (8,249)  $  (18,098)

Cash flows from investing activities              50,087       45,483
                                              ----------   ----------
Net increase in cash                              41,838       27,385

Cash, beginning of period                        442,149      431,745
                                              ----------   ----------
Cash, end of period                           $  483,987   $  459,130
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

On January 3, 2003, the Board of Directors of CJPG approved the spin-off of one of its subsidiaries, Gaming Venture Corp., U.S.A., as a separate company on a basis of one share of Gaming for three shares of
CJPG owned as of the record date.  The record date was    April 1, 2003
and the initial distribution was made on April 30, 2003, the pay date. No fractional shares were issued prior to the adjustment of the distribution ratio. The terms of this spin-off arrangement were amended on May 13, 2003 to provide for a pro-rata distribution of one share of Gaming for each share of CJPG owned as of the record date. No fractional shares were issued. The additional shares required to provide for a pro-rata distribution were sent to the shareholders on June 25, 2003. No cash payments were made or received in connection with either the initial spin-off distributions or the distributions completed to achieve a pro-rata distribution. Because the common shares distributed in the spin-off were initially not on a pro-rata basis and the pay date was prior to completion of the Form 10-SB, the exemption from registration provided by Staff Legal Bulletin No. 4 is not available and Gaming may have violated Section 5 of the Securities Act of 1933. The accompanying statement of operations for the three and six months ended June 30, 2003 was retroactively adjusted to reflect the spin-off as if it had occurred as of January 1, 2003. The Company increased the number of outstanding Gaming shares from 1,664,000 to 6,514,427 and adjusted the par value of common stock and additional paid-in capital by $4,855 as a result of the increased shares.

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


3.  PER SHARE DATA

Basic income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock, stock warrants and options outstanding during the period. The Company had no stock options and warrants outstanding for the six months ended June 30, 2004 and 2003.


4.  CONCENTRATION OF CREDIT RISK

At June 30, 2004, the Company maintained cash balances in banks and brokerage firms. Balances are insured up to $100,000 by the Federal Deposit Insurance Corporation. At times, balances may exceed such insurance limits. The Company believes it mitigates its risk by banking with major financial institutions.


5.  INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investments, consisting of marketable equity securities, are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity, net of applicable income taxes. The Company calculates its gains (losses) on the sale of marketable securities on a first-in, first-out basis. Net unrealized loss at June 30, 2004 was

$24,219. Net unrealized gain at June 30, 2003 was $20,183. These unrealized gains and losses are reflected in other comprehensive income
(loss) and as a component of stockholders' equity.


6.  INCOME TAXES AND DEFERRED INCOME TAXES

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

At June 30, 2004, the Company had a net operating loss carryforward of approximately $565,000 available to reduce its future Federal taxable income, if any, through 2023. The Company recorded a valuation allowance for the entire net operating loss carryforward due to the uncertainty of realizing any related tax benefits.


7.  RELATED PARTY TRANSACTIONS

The Company leases an office facility from its officer under a five-year lease which began on January 1, 2001. Total related party rent expense was $12,000 for each of the six month periods ended June 30, 2004 and 2003.

Approximate future minimum lease payments at June 30, 2004 are as follows:

                   Period Ending
                     June 30,
                   -------------
                        2005                  $   24,000
                        2006                      12,000
                                              ----------
                                              $   36,000
                                              ==========


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

The Company has two reportable segments, newsletter and gaming subscriptions and consulting services. All revenues generated in the segments are external. For the six months ended June 30, 2004 and 2003, the total reportable segment information is as follows:

                                 Newsletter
                                 and Gaming   Consulting   Corporate/    Total As
                              Subscriptions    Services       Other      Reported
                                 ----------   ----------   ----------   ----------
For the six months ended
June 30, 2003:

Reportable segments
External revenues                $   84,679   $   36,000   $    3,432   $  124,111
Depreciation and amortization         4,337        1,843            -        6,180
Operating loss                      (70,199)      (8,090)           -      (78,289)
Assets                                8,075        4,265      556,899      569,239

For the six months ended
June 30, 2004:

Reportable segments
External revenues                $  110,950   $  105,954   $    1,099   $  218,003
Depreciation and amortization         1,157          473            -        1,630
Operating income (loss)             (12,386)      42,342            -       29,956
Assets                                8,581        4,533      591,851      604,965

Products and Services Revenues

The table below presents external revenues for groups of similar products and services for the six months ended June 30, 2004 and 2003.

                                                 2004         2003
                                              ----------   ----------
Newsletter and gaming subscriptions           $  110,950   $   84,679
Consulting                                       105,954       36,000
Other                                              1,099        3,432
                                              ----------   ----------
                                              $  218,003   $  124,111
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

Gaming Venture has incurred accumulated losses of $629,056 through June 30, 2004. It has only achieved profitability during the second quarter
of 2004.   Gaming Venture plans to increase revenues by increased
newsletter sales, new newsletters catered to different hospitality industries such as restaurants and timeshare, and additional regional newsletters for the lodging industry. Historically, Gaming Venture launched a new publication every two years, resulting in a 20% increase in revenue. The last new publication launched was the Daily Lodging Report - Asia Pacific in February 2000.

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

Capital and Source of Liquidity.

For the six months ended June 30, 2004 and 2003, Gaming Venture relied on the sale of marketable securities to provide for any shortfalls of cash needed for operations.

For the six months ended June 30, 2004, Gaming Venture received proceeds from the sale of marketable securities of $50,087.

For the six months ended June 30, 2003, Gaming Venture received proceeds from the sale of marketable securities of $43,245.  The
Company had a decrease of $2,238 due from an affiliate.   As a result,
the Company had cash flow from investing activities of $45,483 for the six months ended June 30, 2003.

For the six months ended June 30, 2004 and 2003, Gaming Venture did not have any financing activities.

Results of Operations.

Gaming Venture had net income of $65,792 and a net loss of $388,264 for each of the six months ended June 30, 2004 and 2003, respectively. The significant change from net loss for the six months ended June 30, 2003 to net income for the six months ended June 30, 2004 was due to decreased legal and accounting costs related to the completion of the spin-off and an increase in consulting revenue.

For the six months ended June 30, 2004, Gaming Venture had revenues from subscriptions of $110,950, consulting of $105,954 and other
revenue of $1,099 with costs of revenues of $43,903.   Gross profit for
the six months ended June 30, 2004 was $174,100.

For the six months ended June 30, 2003, Gaming Venture had revenues from subscriptions of $84,679, consulting of $36,000 and other revenue
of $3,432 with costs of revenues of $40,674.   Gross profit for the six
months ended June 30, 2003 was $83,437.

For the six months ended June 30, 2004, the increase in subscriptions revenue of newsletters circulation of approximately $26,000 and the increase in consulting revenue of approximately $70,000 from June 30, 2003 was mainly due to an increase in subscriptions and an increase in
consulting services rendered.   Portions of the payroll, payroll taxes,
employee benefits and telephone expense were allocated to the cost of revenues based on the percentage of time spent by the employee in connection with generating revenues for the six months ended June 30, 2004 and 2003, respectively.

General and administrative expenses for 2004 were decreased to $144,144
compared to $161,726 in 2003.   This was due to a decrease in legal and
accounting fees to effectuate the spin-off in connection with the
preparation of the SEC filings.   The general and administrative
expense for 2004 and 2003 consisted of mainly salaries and related expenses, rent, investor relation expense and professional fees.

For the six months ended June 30, 2004 and 2003, Gaming Venture realized a gain on marketable securities of $34,398 and $2,324, respectively.

For the six months ended June 30, 2004, Gaming Venture had a decrease in accounts receivable of $2,774 and an increase in accounts payable
and accrued expenses of $3,444.   Deferred subscription revenues
increased by $15,859 as a result of the increase in its newsletter
subscriptions.   Gaming Venture had depreciation and amortization of
$1,629 and other decreases in non-cash adjustments of $63,349.   Net
cash used in operations for the six months ended June 30, 2004 was $8,249.

For the six months ended June 30, 2003, Gaming Venture had an increase in accounts receivable of $8,100 and an increase in accounts payable
and accrued expenses of $30,000.   Deferred subscription revenues
increased by $17,112 from the increase in its newsletter subscriptions.
Gaming Venture had depreciation and amortization of $6,180.   Gaming
Venture had other increases in non-cash adjustments of $324,974.   Net
cash used in operation for the six months ended June 30, 2003 was $18,098.

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

Investments in Debt and Equity Securities." Gaming Venture acquires its securities for cash or for consulting services rendered. Gaming Venture does not intend to trade its securities with the objective of
generating profits based on short-term differences in price.   Gaming
Venture intends to hold its securities and as necessary, sells them to generate cash for operations.

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




Date: August 11, 2004
                        /s/Alan Woinski
                        ------------------------
                        Alan Woinski, President