Form 10QSB
period 2004-09-30
GAMING VENTURE CORP USA
filed 2004-11-12
CIK 1219641

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

             FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended September 30, 2004

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

                       PART I

Item 1. Financial Statements:


                     GAMING VENTURE CORP., U.S.A.

                       CONDENSED BALANCE SHEET

                         SEPTEMBER 30, 2004
                              (UNAUDITED)

          ASSETS
          ------

Current assets
Cash                                                       $  434,765
Accounts receivable                                            11,076
Prepaid expenses and other current assets                      38,000
Investment in marketable securities                           102,813
                                                           ----------
Total current assets                                          586,654

Property and equipment - at cost, less
 accumulated depreciation                                       5,028
                                                           ----------
                                                           $  591,682
                                                           ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities
Accounts payable and accrued expenses                      $    5,274
Deferred revenues                                              86,958
                                                           ----------
Total current liabilities                                      92,232

Shareholders' equity
Common stock, $.001 par value; 50,000,000 shares
 authorized, 6,514,427 shares issued and outstanding            6,514
Additional paid-in capital                                  1,324,045
Accumulated unrealized loss on investments                   (203,251)
Accumulated deficit                                          (627,858)
                                                           ----------
                                                              499,450
                                                           ----------
                                                           $  591,682
                                                           ==========





The accompanying notes are an integral part of these condensed financial statements.

                     GAMING VENTURE CORP., U.S.A.

                   CONDENSED STATEMENT OF OPERATIONS

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                              (UNAUDITED)

                                         Three Months Ended         Nine Months Ended
                                            September 30,             September 30,
                                          2004         2003         2004         2003
                                       ----------   ----------   ----------   ----------
Revenues
  Subscriptions                        $   55,553   $   49,728   $  166,503   $  134,407
  Consulting                               30,600       20,250      136,554       56,250
  Other                                         -          749        1,099        4,181
                                       ----------   ----------   ----------   ----------
    Total revenues                         86,153       70,727      304,156      194,838

Cost of revenues                           26,258       19,786       70,161       60,460
                                       ----------   ----------   ----------   ----------
    Gross profit                           59,895       50,941      233,995      134,378

General and administrative expenses        68,693       43,258      212,837      204,984
                                       ----------   ----------   ----------   ----------
                                           (8,798)       7,683       21,158      (70,606)
                                       ----------   ----------   ----------   ----------

Other income (expense)
Realized gain on marketable securities      9,229        3,569       43,627        5,893
Provision for doubtful accounts,
 former affiliates                              -            -            -     (312,299)
Other                                         767            -        2,205            -
                                       ----------   ----------   ----------   ----------
                                            9,996        3,569       45,832     (306,406)
                                       ----------   ----------   ----------   ----------
    Net income (loss)                  $    1,198   $   11,252   $   66,990   $ (377,012)
                                       ==========   ==========   ==========   ==========
Basic and diluted income (loss)
 per share                             $     0.00*  $     0.00*  $     0.01   $    (0.06)
                                       ==========   ==========   ==========   ==========
Shares used in calculation of
 income (loss) per share                6,514,427    6,514,427    6,514,427    6,514,427
                                       ==========   ==========   ==========   ==========

 *  Amount is less than $.005





The accompanying notes are an integral part of these condensed financial statements.

                     GAMING VENTURE CORP., U.S.A.

          CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                              (UNAUDITED)

                                                 2004         2003
                                              ----------   ----------
Net income (loss)                             $   66,990   $ (377,012)

Reclassification adjustments for gain
  included in net income (loss)                  (15,925)      (14,031)

Unrealized gain (loss) on investments            (25,441)      31,205
                                              ----------   ----------

Other comprehensive income (loss)                (41,366)      17,174
                                              ----------   ----------

Comprehensive income (loss)                   $   25,624   $ (359,838)
                                              ==========   ==========





The accompanying notes are an integral part of these condensed financial statements.

                     GAMING VENTURE CORP., U.S.A.

                   CONDENSED STATEMENT OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                              (UNAUDITED)

                                                 2004         2003
                                              ----------   ----------
Cash flows used in operating activities       $  (77,141)  $  (42,337)

Cash flows from investing activities              69,757       61,791
                                              ----------   ----------

Net increase (decrease) in cash                   (7,384)      19,454

Cash, beginning of period                        442,149      431,745
                                              ----------   ----------

Cash, end of period                           $  434,765   $  451,199
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

On January 3, 2003, the Board of Directors of CJPG approved the spin-off of one of its subsidiaries, Gaming Venture Corp., U.S.A., as a separate company on a basis of one share of Gaming for three shares of
CJPG owned as of the record date.  The record date was    April 1, 2003
and the initial distribution was made on April 30, 2003, the pay date. No fractional shares were issued prior to the adjustment of the distribution ratio. The terms of this spin-off arrangement were amended on May 13, 2003 to provide for a pro-rata distribution of one share of Gaming for each share of CJPG owned as of the record date. No fractional shares were issued. The additional shares required to provide for a pro-rata distribution were sent to the shareholders on June 25, 2003. No cash payments were made or received in connection with either the initial spin-off distributions or the distributions completed to achieve a pro-rata distribution. Because the common shares distributed in the spin-off were initially not on a pro-rata basis and the pay date was prior to completion of the Form 10-SB, the exemption from registration provided by Staff Legal Bulletin No. 4 is not available and Gaming may have violated Section 5 of the Securities Act of 1933. The accompanying statement of operations for the three and nine months ended September 30, 2003 was retroactively adjusted to reflect the spin-off as if it had occurred as of January 1, 2003. The Company increased the number of outstanding Gaming shares from 1,664,000 to 6,514,427 and adjusted the par value of common stock and additional paid-in capital by $4,855 as a result of the increased shares.

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


3.  PER SHARE DATA

Basic income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock, stock warrants and options outstanding during the period. The Company had no stock options and warrants outstanding for the nine months ended September 30, 2004 and 2003.


4.  CONCENTRATION OF CREDIT RISK

At September 30, 2004, the Company maintained cash balances in banks and brokerage firms. Balances are insured up to $100,000 by the Federal Deposit Insurance Corporation. At times, balances may exceed such insurance limits. The Company believes it mitigates its risk by banking with major financial institutions.


5.  INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES

Investments, consisting of marketable equity securities, are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity, net of applicable income taxes. The Company calculates its gains (losses) on the sale of marketable securities on a first-in, first-out basis. Net unrealized loss at September 30, 2004 was $25,441. Net unrealized gain at September 30, 2003 was $31,205. These unrealized gains and losses are reflected in other comprehensive income (loss) and as a component of stockholders' equity.


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

At September 30, 2004, the Company had a net operating loss carryforward of approximately $1,000,000 available to reduce its future Federal taxable income, if any, through 2024. The Company recorded a valuation allowance for the entire net operating loss carryforward due to the uncertainty of realizing any related tax benefits.


7.  RELATED PARTY TRANSACTIONS

The Company leases an office facility from its officer under a five-year lease which began on January 1, 2001. Total related party rent expense was $18,160 for each of the nine months ended September 30, 2004 and 2003.

Approximate future minimum lease payments at September 30, 2004 are as follows:

          Period Ending
          September 30,
          -------------
               2005               $   24,000
               2006                    6,000
                                  ----------
                                  $   30,000
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

The Company has two reportable segments, newsletter and gaming subscriptions and consulting services. All revenues generated in the segments are external. For the nine months ended September 30, 2004 and 2003, the total reportable segment information is as follows:

                                       Newsletter
                                       and Gaming   Consulting   Corporate/    Total As
                                     Subscriptions   Services       Other      Reported
                                       ----------   ----------   ----------   ----------
For the nine months ended
September 30, 2003:

Reportable segments
External revenues                      $  134,407   $   56,250   $    4,181   $  194,838
Depreciation and amortization               6,742        2,481            -        9,223
Operating loss                            (61,826)      (8,780)           -      (70,606)
Assets                                      7,776        4,107      536,262      548,145

For the nine months ended
September 30, 2004:

Reportable segments
External revenues                      $  166,503   $  136,554   $    1,099   $  304,156
Depreciation and amortization               1,217        1,074            -        2,291
Operating income (loss)                   (24,954)      46,112            -       21,158
Assets                                      8,393        4,433      578,856      591,682

Products and Services Revenues

The table below presents external revenues for groups of similar products and services for the nine months ended September 30, 2004 and 2003.

                                                 2004         2003
                                              ----------   ----------
Newsletter and gaming subscriptions           $  166,503   $  134,407
Consulting                                       136,554       56,250
Other                                              1,099        4,181
                                              ----------   ----------
                                              $  304,156   $  194,838
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

Gaming Venture has incurred accumulated losses of $627,858 through September 30, 2004. It has achieved profitability during the second
quarter of 2004.   Gaming Venture plans to increase revenues by
increased newsletter sales, new newsletters catered to different hospitality industries such as restaurants and timeshare, and additional regional newsletters for the lodging industry. Historically, Gaming Venture launched a new publication every two years, resulting in a 20% increase in revenue. The last new publication launched was the Daily Lodging Report - Asia Pacific in February 2000.

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

Capital and Source of Liquidity.

For the nine months ended September 30, 2004 and 2003, Gaming Venture relied on the sale of marketable securities to provide for any shortfalls of cash needed for operations.

For the nine months ended September 30, 2004, Gaming Venture received proceeds from the sale of marketable securities of $69,757.

For the nine months ended September 30, 2003, Gaming Venture received proceeds from the sale of marketable securities of $59,553. The
Company had a decrease of $2,238 due from an affiliate.   As a result,
the Company had cash flow from investing activities of $61,791 for the nine months ended September 30, 2003.

For the nine months ended September 30, 2004 and 2003, Gaming Venture did not have any financing activities.

Results of Operations.

Gaming Venture had net income of $66,990 and a net loss of $377,012 for
the nine months ended September 30, 2004 and 2003, respectively.   The
significant change from net loss for the nine months ended September 30, 2003 to net income for the nine months ended September 30, 2004 was due to decreased legal and accounting costs related to the completion of the spin-off and an increase in consulting revenue.

For the nine months ended September 30, 2004, Gaming Venture had revenues from subscriptions of $166,503, consulting of $136,554 and
other revenue of $1,099 with costs of revenues of $70,161.   Gross
profit for the nine months ended September 30, 2004 was $233,995.

For the nine months ended September 30, 2003, Gaming Venture had revenues from subscriptions of $134,407, consulting of $56,250 and
other revenue of $4,181 with costs of revenues of $60,460.   Gross
profit for the nine months ended September 30, 2003 was $134,378.

For the nine months ended September 30, 2004, the increase in subscriptions revenue of newsletters circulation of approximately $32,000 and the increase in consulting revenue of approximately $80,000 from September 30, 2003 was mainly due to an increase in subscriptions
and an increase in consulting services rendered.   Portions of the
payroll, payroll taxes, employee benefits and telephone expense were allocated to the cost of revenues based on the percentage of time spent by the employee in connection with generating revenues for the nine months ended September 30, 2004 and 2003, respectively.

General and administrative expenses for 2004 were $212,837 compared to
$204,984 in 2003.   This was mainly due to an increase in advertising
fees.   The general and administrative expense for 2004 and 2003
consisted of mainly salaries and related expenses, rent, investor relation expense and professional fees.

For the nine months ended September 30, 2004 and 2003, Gaming Venture realized a gain on marketable securities of $43,627 and $5,893, respectively.

For the nine months ended September 30, 2004, Gaming Venture had a increase in accounts receivable of $1,337, an increase in prepaid expenses and other assets of $38,000 and an increase in accounts
payable and accrued expenses of $2,012.   Deferred subscription
revenues increased by $4,032 as a result of the increase in its
newsletter subscriptions.   Gaming Venture had depreciation and
amortization of $2,290 and other decreases in non-cash adjustments of
$69,501.   Net cash used in operations for the nine months ended
September 30, 2004 was $77,141.

For the nine months ended September 30, 2003, Gaming Venture had an
increase in accounts receivable of $6,546.   Deferred subscription
revenues increased by $11,409 from the increase in its newsletter
subscriptions.   Gaming Venture had depreciation and amortization of
$8,407.   Gaming Venture had other increases in non-cash adjustments of
$321,408.   Net cash used in operation for the nine months ended
September 30, 2003 was $42,337.

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




Date: November 11, 2004
                        /s/Alan Woinski
                        ------------------------
                        Alan Woinski, President