Form 10KSB
period 2004-12-31
GAMING VENTURE CORP USA
filed 2005-03-24
CIK 1219641

FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the fiscal year ended: 12/31/04
                                     OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to
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

The Company's revenues for its most recent fiscal year were $414,823. As of December 31, 2004, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $460,480.

The number of shares outstanding of Company's only class of common stock, as of December 31, 2004 was 6,514,427 shares of its $.001 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  ____    No __x___

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

While Gaming Venture faces higher costs as a stand alone company, since the spin-off, management has reduced general and administrative costs.. The higher costs Gaming Venture will occur as a stand alone company
will be primarily in legal and accounting.    Management feels that
Gaming Venture's cash and proceeds from the sale of marketable securities, a ramp up in increased business and lower general and administrative expenses will be enough to offset the increased costs
faced as a separate public company.   Marketable securities will be
disposed of as cash flow is needed.

There is not expected to be any material changes in the nature of
Gaming Venture's operations as a result of the spin-off.   Gaming
Venture's publications were not cross marketed after the sale of Casino
Journal's trade assets.   Gaming Venture has been marketing its
publications through direct mail, e-mail promotions and through word of mouth without any assistance from Casino Journal for the past two years.

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

The Gaming Industry Daily Report

The Gaming Industry Daily Report is a daily, one page newsletter that
is faxed or e-mailed each evening to subscribers.    The gaming
newsletter is geared towards the executive or investor who wants the news and stock price movements that occurred as related to the gaming industry. This publication was launched in August of 1995 and was the first Daily publication focusing on the gaming industry.

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

Expansion.   If Gaming Venture begins publication of an additional
newsletter, Gaming Venture markets it to existing subscribers, its existing database and, if the newsletter is about a new industry, Gaming Venture will initially partner up with a company in that
industry, usually a consulting company.   Gaming Venture usually splits
the profits from the publication with the partner or partners for a period of time that is usually decided on beforehand.

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

Consulting expansion is primarily generated through direct
solicitation.   Gaming Venture's management had not solicited
consulting business for the three years prior to the spin-off due to Mr. Woinski's focus on his other duties at Casino Journal.
Consulting expansion into the lodging industry is expected to occur by working with existing consulting and advisory companies specializing in that industry. Based on past experience and current staffing, Gaming Venture's consulting would be limited to 4 or 5 long term consulting contracts at a time along with some additional special situation
projects, such as feasibility studies on casino projects.   If outside
contractors were required to assist with some of the projects, the consulting revenue payable to Gaming Venture would be reduced by the
fees, not yet determinable, of the outside contractors.   Our expansion
plans will be funded initially from cash on hand as costs are expected to be minimal. The Company is also exploring acquisitions in the gaming, hospitality and retail industries as a way to further growth.

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

The Gaming Industry Daily Report is sent to approximately 450 unique recipients although there are 40 corporate subscriptions that are then
transferred to an average of about 35 people each.   The Gaming
Industry Weekly Report is sent to approximately 320 unique recipients,
including the 40 corporate subscriptions.   75% of the gaming
newsletter subscribers, including all the corporate subscriptions, are
for the combo plan of both publications.   These are average
circulation figures determined over the prior twelve months.   The
Daily Lodging Report - North American is sent to 395 unique recipients
each day including 60 corporate subscriptions.   The Daily Lodging
Report - Asia Pacific is sent to 150 unique recipients with 12
corporate subscriptions.   Based on the average of corporate subscriber
profiles over the past twelve months, the corporate subscriptions are then transferred to an average of about 45 people each.

Two to four times a year, Gaming Venture offers special promotional rates to past subscribers in a bid to get them to renew their
subscriptions.   Not more than 1% of the subscribers receive a
discounted price.

Competition

In regard to our newsletters, Gaming Venture has experienced minimal
direct competition.   One other daily gaming newsletter, the Gaming
Morning Report, was started a couple of years ago by a long time
subscriber to our newsletters.   There is also one other gaming weekly
newsletter, the Global Gaming Weekly.   These are the only two gaming
publications that we are aware of which can be considered direct
competition as they both charge for subscriptions.   In terms of the
lodging newsletters, Gaming Venture has no competition that we are aware of.

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

There is no assurance that Gaming Venture will continue to compete successfully with other established gaming and lodging news enterprises, many which are part of much larger companies with greater
resources.   Gaming Venture shall compete on the basis of quality and
on public taste in addition to a price basis.   Inability to compete
successfully might result in increased costs, reduced yields and additional risks to the investors herein.

Employees

As of December 31, 2004, Gaming Venture had 2 full-time employees, Alan
Woinski and Kim Santangelo-Woinski, current officers.    The
newsletters are written, produced and distributed by these employees. The Gaming Reports are marketed by Gaming Venture directly and through other non-competing publications where the officers submit articles or
have some sort of relationship.   The Daily Lodging Report - North
America is marketed by their partner.   The consulting business is
conducted by the two officers.

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

ITEM 2.  PROPERTIES.

Gaming Venture rents an office facility from Lucky Management Corp., a company considered controlled by Alan Woinski, an officer pursuant to a five-year lease that began on January 1, 2001. The office facility is located at 801 Pascack Road, Paramus, NJ 07652. Telephone number 201-
599-8484.   Total related party rent expense was $24,160 and $24,160
for the years ended December 31, 2004 and 2003, respectively.

Approximate future minimum lease payments at December 31, 2004 under this lease with a related party are as follows:

Year Ending
December 31,
-------------

2005                       24,000
                          -------
                          $24,000
                          =======

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2004, no matters were submitted to a vote of Gaming Venture's security holders.

                               PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.   Gaming Venture's common stock is quoted on the
OTC Bulletin Board, trading under the symbol GVUS.

Period                        High Bid             Low Bid

9/30/04                        $0.25                $0.05
12/31/04                       $0.20                $0.05

There is not an active public trading market for Gaming Venture Corp.'s common stock and there is no guarantee an active trading market will develop.

Holders.   The number of shareholders of record of Gaming Venture's
common stock, as of December 31, 2004 is 940.

Dividends.   Holders of Gaming Venture's common stock are entitled to
receive such dividends as may be declared by its board of directors.

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

Gaming Venture has incurred accumulated losses of $816,361 through
December 31, 2004.    Gaming Venture plans to increase revenues by
increased newsletter sales, new newsletters catered to different hospitality industries such as restaurants and timeshare, and additional regional newsletters for the lodging industry. Historically, Gaming Venture launched a new publication every two years, resulting in a 20% increase in revenue. The last new publication launched was the Daily Lodging Report - Asia Pacific in February 2000.

Gaming Venture also plans to expand the consulting business to the lodging industry along with expansion of gaming clients. Management is also exploring acquisitions in the gaming, hospitality and retail fields as a growth vehicle.

Capital and Source of Liquidity.

For the year ended December 31, 2004, Gaming Venture received proceeds from the sale of marketable securities of $149,330 resulting in net cash provided by investing activities of $149,330.

For the year ended December 31, 2003, Gaming Venture received proceeds from the sale of marketable securities of $65,432 and a decrease in due
from affiliates of $2,238.   As a result, Gaming Venture had net cash
provided by investing activities of $67,670.

For the years ended December 31, 2004 and 2003, Gaming Venture did not have any financing activities.

Results of Operations.

Gaming Venture had net losses of $121,514 and $401,006 for each of the
years ended December 31, 2004 and 2003, respectively.   The net loss
for the year ended December 31, 2004 was primarily due to the reclassification of unrealized loss on marketable securities of $198,338 due to the determination these securities were permanently
impaired.    The significant net loss for the year ended December 31,
2003 was mainly due to increased legal and accounting costs related to the spin-off, and an increase in the provision for doubtful accounts, former affiliate of $313,000. Due from former affiliate represents the intercompany balances between Gaming Venture Corp. and Casino Journal

Publishing Group.   The original understanding of the spin-off was that
the intercompany balances would be settled.   These balances consist of
payroll by CJPG on behalf of Gaming Venture and payments by Gaming
Venture on behalf of CJPG.   Since the original pay date of the spin-
off, CJPG has refused to negotiate regarding the collection of these
intercompany receivables.    At the pay date of the initial
distribution of April 30, 2003, the collection of due from former affiliates of approximately $313,000 was uncertain and Gaming Venture had provided an allowance for the entire amount.

For the year ended December 31, 2004, Gaming Venture had revenues from subscriptions of $219,225, consulting of $191,304 and other revenue of
$4,294.   Gross profit for the year ended December 31, 2004 was
$283,538.

For the year ended December 31, 2003, Gaming Venture had revenues from subscriptions of $184,897, consulting of $74,239 and other revenue of
$4,396 with costs of revenues of $93,285.   Gross profit for the year
ended December 31, 2003 was $170,247.

For the year ended December 31, 2004, the increase in subscriptions revenue of newsletters circulation of approximately $34,328 was due to additional marketing and advertising. The significant increase in consulting revenue of approximately $117,065 from December 31, 2003 to December 31, 2004 was mainly due to additional clients due to more time
devoted to the consulting business.   Portions of the payroll, payroll
taxes, employee benefits and telephone expense were allocated to the cost of revenues based on the percentage of time spent by the employee in connection with generating revenues for the year ended December 31, 2004 and 2003.

General and administrative expenses for 2004 were modestly higher at
$280,536 compared to $272,302 in 2003.   This was due to an increase in
legal and accounting fees to effectuate the spin-off in connection with the preparation of the SEC filings and increased consulting along with
higher general expenses.   The general and administrative expense for
2004 and 2003 consisted of mainly salaries and related expenses, rent, investor relation expense and professional fees.

For the years ended December 31, 2004 and 2003, Gaming Venture realized a gain (loss) on marketable securities of $(127,568) and $10,273, respectively. The loss on marketable securities for the year ended December 31, 2004 was due to Gaming Venture determining that securities with a cost basis of $227,865 and a market value of $29,527 were permanently impaired and recorded a charge to operations of $198,338 related to these securities.

In 2004, Gaming Venture had an increase in accounts receivable of $15,932. Deferred revenues increased by $6,830. Gaming Venture had depreciation and amortization of $2,291, an increase of accounts payable and accrued expenses of $13,956. Gaming Venture also had an increase in prepaid expenses of $19,275 and other non-cash adjustments of $15,001. Net cash used in operating activities for the year ended December 31, 2004 was $95,732.

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

New Accounting Pronouncements
In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that ".under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 27.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 19, 2005, Gaming Venture notified its independent public accountant that it was changing auditors.

Friedman LLP reports on Gaming Ventures' financial statements for either of the past two years, December 31, 2003 and December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During Gaming Venture's two most recent fiscal years, December 31, 2003 and December 31, 2002, and the subsequent period through the date of dismissal, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in Item 304 (a)(1)(iv) of Regulation S-B.

On January 19, 2005, the board of directors of Gaming Venture engaged the accounting firm of Stark Winter Schenkein & Co., LLP as principal accountants of Gaming Venture for the fiscal year ended December 31,
2004.   Gaming Venture did not consult Stark Winter Schenkein & Co.,
LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Stark Winter Schenkein & Co., LLP financial statements and neither written nor oral advice was provided that was an important factor considered by Stark Winter Schenkein & Co., LLP in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph (a) (1)(iv) of Item 304 of Regulation S-B.

ITEM 8A    CONTROLS and PROCEDURES

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of December 31, 2004, of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e) of the Exchange
Act), based on the evaluations of the controls and procedures required by paragraph (b) of the Exchange Act Rule 13a-15 or 15d-15. Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.

                                PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS
           OF THE COMPANY

Board of Directors. The following persons listed below have been retained to provide services as directors. All holders of common stock will have the right to vote for directors of Gaming Venture. The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of Gaming Venture, supervising the development business plan, and review of the officers' performance of specific business functions. The board is responsible for monitoring management, and from time to time, to revise the strategic and
operational plans of Gaming Venture.    Directors receive no cash
compensation or fees for their services rendered in such capacity. The directors will serve until the next annual meeting expected for the third quarter of 2004.

The Executive Officers and Directors are:

Name                     Position                 Term(s) of Office

Alan Woinski, age 40   President/Director         Inception to present
Kim Woinski, age 41    Vice President/Director    Inception to present
Derek James, age 48     Director                January 2003 to present
Dan Rindos, age 54    Director                  January 2003 to present

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

Kim Santangelo-Woinski - Mrs. Woinski is currently Vice President and a director of Gaming Venture. Mrs. Woinski had been a director of Casino Journal Publishing Group, Inc., the parent company of Gaming Venture from April 3, 1998 until March 31, 2003, resigning as a
director of Casino Journal upon completion of the spinoff.   Mrs.
Woinski was Vice President of Lucky Management Corp., an investment advisory firm that also held interests in other businesses including
printing, real estate, etc. from December 1992 to August 1995.   Mrs.
Woinski was vice president in charge of all in-house accounting and customer relations as well as running the entire office including ordering supplies, equipment, etc. From January 1992 to January 1994, Mrs. Woinski worked as operations manager/personal assistant to the
President of Tee Dee's, Inc., a women's clothing manufacturer.   Mrs.
Woinski's duties included office management and personnel supervision.

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

On September 20, 2004, Alan Woinski, an officer and director of Gaming Venture, filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his acquisition of 5,000 shares of our common stock from a shareholder in a private transaction at a price $.15 per share.

On September 21, 2004, Dan Rindos, an officer and director of Gaming Venture, filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his acquisition of 17,000 shares of our common stock from a shareholder in a private transaction at a price $.15 per share.

On December 7, 2004, Dan Rindos, an officer and director of Gaming Venture, filed with the Securities and Exchange Commission a Form 4, Statement of Changes in Beneficial Ownership, disclosing his acquisition of 800 shares of our common stock from a shareholder in a private transaction at a price $.15 per share.

Based upon our review of the copies of such forms and reports we have received from the foregoing persons, we believe that no such person was required to file a Form 5 for the year ended December 31, 2004.

Code of Ethics.

Gaming Venture has adopted a Code of Ethics and it was attached to the Form 10KSB for the year ended December 31, 2003 as Exhibit 14.

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by Gaming Venture to our Chief Executive Officer and any other officers whose salaries and bonuses exceeded $50,000 or more per year for services rendered during the periods indicated:

                                             Long Term Compensation
                    Annual Compensation         Awards  Payouts
(a)             (b)      (c)   (d)   (e)   (f)     (g)    (h)    (i)
                                                   Secur-
                                                   ities         All
Name and       Year or               Other  Rest-  Under-  LTIP  Other
Principal      Period   Salary Bonus Annual ricted lying   Pay-  Comp-
Position       Ended      ($)   ($)  Compen-Stock Options  outs ensat'n
-----------------------------------------------------------------------
Alan Woinski
CEO, Pres.     12/31/01  $99,500  -    -      -       -     -      -
               12/31/02 $100,000  -    -      -       -     -      -
               12/31/03 $106,000  -    -      -       -     -      -
               12/31/04 $119,833  -    -      -       -     -      -
Kim Woinski
V.P            12/31/01  $22,750  -    -      -       -     -      -
               12/31/02  $45,879  -    -      -       -     -      -
               12/31/03  $43,775  -    -      -       -     -      -
               12/31/04  $49,291  -    -      -       -     -      -

Except as discussed above, none of the other directors receive any compensation for their services and there are not plans to pay any such
compensation in the near future.    All officers and directors are,
however, reimbursed for expenses incurred on behalf of Gaming Venture. The board of directors expects to negotiate an employment contract with Mr. Woinski shortly.

Gaming Venture presently pays health and life insurance offered to
employees.   Gaming Venture presently has no other pension, health,
stock option, annuity, bonus, insurance, profit-sharing or other similar benefit plans; however, Gaming Venture may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of Gaming Venture.

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

Shareholdings of beneficial owners at December 31, 2004:

Directors and Officers
                                                 Percentage of
                              Number & Class       Outstanding
       Name and Address       of Shares          Common Shares
Alan Woinski                    1,045,545direct(2)      16%
PO Box 1396                     126,000 indirect      1.93%
Paramus, NJ 07653

Kim Woinski                      15,000 direct(1)      .23%
PO Box 1396                   1,156,545 indirect     17.70%
Paramus, NJ 07653

Lucky Management                111,000(1)(2)         1.70%
PO Box 1396
Paramus, NJ 07653

Dan Rindos                      318,100               4.90%
30 Nutmeg Drive
Trumbull, Connecticut 06611
Director

Derek James                           0               0.00%
5 Bryce's Court
Sicklerville, NJ 08081

5% or More Holders
Glenn Fine                      953,026              14.63%
5240 Southeastern
Las Vegas, NV 89119




Lyle Berman                     850,000              13.05%
433 Bushaway Road
Wayzata, MN 55391

Officers and Directors
  as a Group (4 persons)      1,489,295              22.80%

(1)Alan Woinski is deemed to be the beneficial owner of 111,000 common shares held by Lucky Management, a company controlled by Alan Woinski and 15,000 common shares owned by his wife, Kim Woinski.

(2)Kim Woinski is deemed to be the beneficial owner of 1,045,545 common shares held by Alan Woinski and 111,000 common shares held by Lucky Management.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Gaming Venture rents an office facility from Lucky Management Corp., a company considered controlled by Alan Woinski, an officer and director pursuant to a five-year lease that began on January 1, 2001. Mr.
Woinski is a majority shareholder in Lucky Management Corp.   Total
related party rent expense was $24,160 and $24,160 for the years ended December 31, 2004 and 2003, respectively.

Approximate future minimum lease payments at December 31, 2004 under this lease with a related party are as follows:

Year Ending
December 31,
-------------

2005                       24,000
                          -------
                          $24,000
                          =======

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

Mr. Woinski resigned as president, CFO and director of Casino Journal
effective April 1, 2003.   As of that date, everyone believed the due
from affiliate balance was only $49,321 on December 31, 2003 and, if there still were a small balance on April 1, 2003 it would be paid. Once the financial statements were restated and the amount increased so substantially, Gaming Venture approached Casino Journal regarding the additional amounts determined to be due and it was only after those discussions (in July 2003) that it became apparent to Gaming Venture's management (including Alan Woinski) that the collection of the receivable was not certain.

Subsequent to the spin-off, Mr. Woinski will remain as a consultant to Casino Journal for as long as Casino Journal remains public and/or a reporting company and will be paid $45,000 per year. In March of 2004, Casino Journal filed a Form 15 to terminate its obligation to file
reports under the Securities Act of 1934.   Mr. Woinski's consulting
term with Casino Journal then ended.

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

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report and Report of Independent Registered
Public Accounting Firm
Financial Statements
        Balance Sheet
        Statements of Operations
        Statements of Comprehensive Income (Loss)
        Statement of Changes in Stockholders' Equity
        Statements of Cash Flows
        Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS OF GAMING VENTURE CORP., U.S.A.


We have audited the accompanying balance sheet of GAMING VENTURE CORP., U.S.A. as of December 31, 2003, and the related statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GAMING VENTURE CORP., U.S.A. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Friedman, LLP


New York, New York
February 16, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF GAMING VENTURE CORP., U.S.A.

We have audited the accompanying balance sheet of Gaming Venture Corp., U.S.A. as of December 31, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gaming Venture Corp., U.S.A. as of December 31, 2004, and the results of its operations, and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stark Winter Schenkein & Co., LLP

Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
March 8, 2005

                      GAMING VENTURE CORP., U.S.A.
                              BALANCE SHEET
                            DECEMBER 31, 2004

                                 ASSETS
                                 ------


Current assets
  Cash                                        $  495,747
  Prepaid expenses                                19,275
  Accounts receivable                             10,671
  Accounts receivable - other	                    15,000
                                              ----------
    Total current assets                         540,693

Property and equipment - at cost, less
 accumulated depreciation                          5,028

Available for sale securities                     95,994
                                              ----------
                                              $  641,715
                                              ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities
  Accounts payable and accrued expenses       $   18,763
  Deferred revenues                               89,756
                                              ----------
    Total current liabilities                    108,519
                                              ----------

Stockholders'' equity
  Common stock, $.001 par value; 50,000,000
   shares authorized, 6,514,427 shares issued
   and outstanding                                 6,514
  Additional paid-in capital                   1,324,045
  Accumulated (deficit)                         (816,361)
Other comprehensive income:
  Unrealized gains on marketable securities       18,998
                                              ----------
                                                 533,196
                                              ----------
                                              $  641,715
                                              ==========





The accompanying notes are an integral part of these financial statements.

                      GAMING VENTURE CORP., U.S.A.
           STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                 YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                 2004         2003
                                              ----------   ----------
Revenues
  Subscriptions                               $  219,225   $  184,897
  Consulting                                     191,304       74,239
  Other                                            4,294        4,396
                                              ----------   ----------
    Total revenues                               414,823      263,532

Costs of revenues                                131,285       93,285
                                              ----------   ----------
    Gross profit                                 283,538      170,247

General and administrative expenses              280,536      272,302
                                              ----------   ----------
Operating income (loss)                            3,002     (102,055)
                                              ----------   ----------
Other income (expense)
  Realized gain (loss) on marketable
    securities                                  (127,568)      10,273
  Provision for doubtful accounts, former
   affiliates                                       -        (312,299)
  Other                                            3,052        3,075
                                              ----------   ----------
                                                (124,516)    (298,951)
                                              ----------   ----------
    Net (loss)                                $ (121,514)  $ (401,006)
                                              ==========   ==========
Basic and diluted (loss) per share            $    (0.02)  $    (0.06)
                                              ==========   ==========
Weighted average shares outstanding -
  Basic and diluted                            6,514,427    6,514,427
                                              ==========   ==========

Net (loss)                                   $ (121,514)  $ (401,006)
                                              ----------   ----------
Reclassification adjustments for (gains)
  losses included in net (loss)                  198,338      (12,860)

Unrealized gain (loss) on investments            (17,455)      57,158
                                              ----------   ----------
Other comprehensive income                       180,883       44,298
                                              ----------   ----------
Comprehensive income (loss)                   $   59,369   $ (356,708)
                                              ==========   ==========

The accompanying notes are an integral part of these financial statements.

                      GAMING VENTURE CORP., U.S.A.
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2003 AND 2004

                                                             Accumulated
                                                 Additional  Unrealized Gain
                             Common Stock         Paid-in    (Loss) On    Accumulated
                         Shares       Amount      Capital    Investments   (Deficit)
                       ----------   ----------   ----------   ----------   ----------
Balance, January 1,
   2003                 6,514,427   $    6,514   $1,324,045    $(206,183)   $(293,842)

Net (loss)                      -            -            -            -     (401,006)

Reclassification adjustment
  for losses included in
  net (loss)                    -            -            -      (12,860)           -

Unrealized gain on
  investments                   -            -            -       57,158            -
                       ----------   ----------   ----------   ----------   ----------
Balance, December 31,
  2003                  6,514,427        6,514    1,324,045   $ (161,885)  $ (694,848)

Net (loss)                      -            -            -            -     (121,514)

Reclassification adjustment
  for losses included in
  net (loss)                    -            -            -      198,338            -

Unrealized (loss) on
  investments                   -            -            -      (17,455)           -
                       ----------   ----------   ----------   ----------   ----------
Balance, December 31,
  2004                  6,514,427   $    6,514   $1,324,045   $   18,998  $ (816,362)
                       ==========   ==========   ==========   ==========   ==========





The accompanying notes are an integral part of these financial statements.

                      GAMING VENTURE CORP., U.S.A.
                        STATEMENT OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                 2004         2003
                                              ----------   ----------
Cash flows from operating activities
  Net (loss)                                  $ (121,514)  $ (401,006)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities
    Gain on sale of securities                   (70,770)     (10,273)
    Reclassification of unrealized loss
     on marketable securities                    198,338          -
    Value of investment securities received
     for consulting services                     (57,200)         -
    Depreciation                                   2,291        8,994
    Provision for doubtful accounts                    -      313,810
    Valuation allowance on available for
     sale securities                             (17,455)         -
    Non-cash adjustments                         (15,001)      15,001
    Changes in assets and liabilities
      Accounts receivable                        (15,932)      (3,940)
      Accounts payable and accrued expenses       13,956        3,262
      Deferred revenues                            6,830       16,886
      Prepaid expenses                           (19,275)         -
                                               ----------   ----------
        Net cash (used in) operating
        activities                               (95,732)     (57,266)
                                               ----------   ----------
Cash flows from investing activities
  Proceeds from sale of marketable securities    149,330       65,432
  Due from affiliates                                -          2,238
                                               ----------  ----------
        Net cash provided by investing
        activities                               149,330       67,670
                                               ----------  ----------

Cash flows from financing activities
        Net cash provided by financing
        Activities                                   -            -
                                               ---------   ----------
Net increase in cash                              53,598       10,404
Cash, beginning of year                          442,149      431,745
                                              ----------   ----------
Cash, end of year                             $  495,747   $  442,149
                                              ==========   ==========
Supplemental cash flow disclosures
  State franchise tax                         $    1,000   $        -
                                              ==========   ==========
  Cash paid for Interest                      $        -   $        -
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

On January 3, 2003, the Board of Directors of CJPG approved the spin-off of one of its subsidiaries, Gaming Venture Corp., U.S.A., as a separate company on a basis of one share of Gaming for three shares of
CJPG owned as of the record date.   The record date was April 1, 2003
and the initial distribution was made on April 30, 2003, the pay date. No fractional shares were issued prior to the adjustment of the
distribution ratio.   The terms of this spin-off arrangement were
amended on May 13, 2003 to provide for a pro-rata distribution of one share of Gaming for each share of CJPG owned as of the record date. No
fractional shares were issued.   The additional shares required to
provide for a pro-rata distribution were sent to the shareholders on
June 25, 2004.   No cash payments were made or received in connection
with either the initial spin-off distribution or the distributions completed to achieve a pro rata distribution. Due to the fact that the common shares distributed in the spin-off were initially not on a pro-rata basis and the pay date was prior to completion of the Form 10-SB, the exemption from registration provided by Staff Legal Bulletin No. 4 is not available and Gaming may have violated Section 5 of the Securities Act of 1933. The accompanying statements of operations and changes in shareholders' equity for the year ended December 31, 2003 were retroactively adjusted to reflect the spin-off as if it had occurred as of January 1, 2003. The Company increased the number of outstanding Gaming shares from 1,664,000 to 6,514,427 and adjusted the par value of common stock and additional paid-in capital by $4,855 as a result of the increased shares.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results may differ from these estimates.

Revenue Recognition

Subscription revenues are recognized in income as issues of newsletters are delivered to the subscribers. Consulting revenues performed pursuant to contracts are recognized as income over the term of the agreements. The unearned portion of paid newsletter subscriptions and consulting revenues is deferred until newsletters are delivered to subscribers and consulting services are rendered. The Company also receives marketable securities in exchange for consulting services. These transactions are valued at the market price quoted on the applicable securities exchange on the date consulting contracts are signed. The Company retains the title and all the rights of the securities received. During the year ended December 31, 2004 and 2003 the Company recorded consulting revenue related the acceptance of marketable securities as payment aggregating $57,200 and $0.

Advertising

Advertising costs generally are expensed as incurred. Promotion and advertising were $59,887 and $21,215, respectively, for the years ended December 31, 2004 and 2003.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets of 5 years.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

Concentrations of Credit Risk

At December 31, 2004, the Company maintained cash balances in banks and brokerage firms. Balances in the bank are insured for up to $100,000 by the Federal Deposit Insurance Corporation and those in the brokerage firms are insured for up to $500,000 by Securities Investor Protection Corporation. At times, balances may exceed such insurance limits. The Company believes it mitigates its risk by banking with major financial institutions.

Investment in Available-for-Sale Securities

The Company's marketable securities consist primarily of common stocks and options and are classified as available-for-sale and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders' equity within accumulated other comprehensive income. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The first-in, first out method is used to determine the cost of securities sold.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. To date, no material impairment has been indicated. Should there be an impairment, in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the from the impaired assets.

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

Comprehensive Income (Loss)

The Company follows Statement of Financial Accounting Standards
("SFAS") 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

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

Per Share Data

Basic income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock, stock warrants and options outstanding during the year. The Company had no stock warrants and options outstanding at December 31, 2004 and 2003.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that ".under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement
66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

2.  Available for Sale Securities

Marketable securities consist of common stocks with a cost basis of $76,996 and fair market value of $95,994 at December 31, 2004, and are classified as available for sale.

The gross realized gains on sales of available-for-sale securities were $70,770 and $10,273 and sales proceeds were $149,330 and $65,432 during the years ended December 31, 2004 and 2003. In addition, the Company determined that securities with a cost basis of $227,865 and a market value of $29,527 were permanently impaired and recorded a charge to operations of $198,338 related to these securities. The adjustment to unrealized holding (losses) on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity decreased by $17,455 during the year ended December 31, 2004 and accumulated gains aggregated $18,998 at December 31, 2004.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 2004:

     Equipment                                $   61,038
     Furniture and fixtures                        2,283
                                              ----------
                                                  63,321

     Less - Accumulated depreciation              58,293
                                              ----------
                                              $    5,028
                                              ==========

Depreciation on property and equipment was $2,291 and $8,994 for the years ended December 31, 2004 and 2003.

4.  INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2004 and 2003. The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate     34 %
         Effect of operating losses     (34)%
                                        ---
                                          - %
                                        ===

As of December 31, 2004, the Company has a net operating loss carry forward of approximately $492,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2024. The deferred tax asset of approximately $167,000 relating to the operating loss carry forward has been fully reserved at December 31, 2004. The decrease in the valuation allowance related to the deferred tax asset was approximately $25,000 during 2004. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from the permanent decline in the valuation of marketable securities being charged to operations for financial reporting purposes.

5.  RELATED PARTY TRANSACTIONS

The Company rents an office facility from an officer pursuant to a five-year lease which began on January 1, 2001. Total related party rent expense was $24,160 for the years ended December 31, 2004 and 2003.

Approximate future minimum lease payments at December 31, 2004 under this lease are as follows:

                                           Year Ending
                                           December 31,
                                           ------------
              2005                              24,000
                                            ==========

6.  REPORTABLE SEGMENTS

The Company has two reportable segments, newsletter and gaming subscriptions and consulting services. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as presented in Note 1. All revenues generated in the segments are external. For the years ended December 31, 2004 and 2003, the total reportable segment information is as follows:

                                 Newsletter
                                 and Gaming   Consulting   Corporate/   Total As
                               Subscriptions   Services      Other       Reported
                                 ----------   ----------   ----------   ----------
For the year ended December 31, 2004:
Reportable segments
  External revenues              $  219,225   $  191,304   $    4,294   $  414,823
  Depreciation and amortization       1,223        1,068            -        2,291
  Operating income (loss)           (53,541)      56,543            -        3,002
  Assets                             32,631       17,343      591,741      641,715
  Capital expenditures                    -            -            -            -

                                 Newsletter
                                 and Gaming   Consulting   Corporate/   Total As
                               Subscriptions   Services      Other       Reported
                                 ----------   ----------   ----------   ----------
For the year ended December 31, 2003:

Reportable segments
  External revenues              $  184,897   $   74,239   $    4,396   $  263,532
  Depreciation and amortization       6,908        2,086            -        8,994
  Operating (loss)                  (89,799)     (12,256)           -     (102,055)
  Assets                              4,566        2,363      553,085      560,014

Products and Services Revenues

The table below presents external revenues for groups of similar products and services for the years ended December 31, 2004 and 2003.

                                                 2004         2003
                                              ----------   ----------
Newsletter and gaming subscriptions           $  219,225   $  184,897
Consulting                                       191,304       74,239
Other                                              4,294        4,396
                                              ----------   ----------
                                              $  414,823   $  263,532
                                              ==========   ==========

Both segments of the Company are operating in and have derived their revenues in the United States.

7.  SIGNIFICANT CUSTOMERS

The Company derived approximately 24% of its total revenue and approximately 52% of its consulting revenue, of which $42,000 was paid in cash and $57,200 was paid in the form of equity, from a single entity.

(b)    List of Exhibits

         The following exhibits are filed with this report:


   3.i      Articles of Incorporation
            incorporated by reference to Form 10SB

   3.ii By-Laws of Gaming Venture incorporated by reference to Form 10SB

   4.i Form of Specimen of common stock incorporated by reference to Form 10SB

   5.i      Exhibit 31 - 302 Certification
            Exhibit 32 - 906 Certification

   14 Code of Ethics incorporated by reference to Form 10KSB for the year ended December 31, 2004


(B)    REPORTS ON FORM 8-K
          None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees. Gaming Venture incurred aggregate fees and expenses of approximately $14,000 from Stark Winter Schenkein & Co.,
LLP for the 2004 fiscal year audit,   Gaming Venture incurred aggregate
fees and expenses of approximately $25,000 from Friedman Alpren & Green LLP for the fiscal years 2003 annual audit and for review of Gaming Venture's financial statements included in its Forms 10-QSB for the
2003 fiscal year.   Gaming Venture also incurred aggregate fees and
expenses of $3,039 from Friedman Alpren & Green LLP for services involving the filing of the registration statements.

Tax Fees.   Gaming Venture did not incur any tax fees to Stark Winter
Schenkein & Co., LLP or Friedman Alpren & Green LLP for the fiscal years 2004 and 2003 for professional services rendered for tax compliance, tax advice, and tax planning.

The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2004 and 2003 were approved by the Board of Directors pursuant to its policies and
procedures.   Gaming Venture intends to continue using Stark Winter
Schenkein & Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

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

Signature                  Capacity                   Date

/s/Alan Woinski        President/CEO/CFO             3/24/2005
--------------------  Principal accounting,
Alan Woinski           officer, Director

/s/Kim Woinski            Director                   3/24/2005
--------------------
Kim Woinski


/s/Derek James            Director                   3/24/2005
--------------------
Derek James


/s/Dan Rindos            Director                   3/24/2005
--------------------
Dan Rindos