Form 10QSB
period 2005-03-31
GAMING VENTURE CORP USA
filed 2005-05-13
CIK 1219641

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

             FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended March 31, 2005

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

                       PART I

Item 1. Financial Statements:


                      GAMING VENTURE CORP., U.S.A.
                             BALANCE SHEET
                             March 31, 2005
                              (UNAUDITED)

                                ASSETS
                                ------

Current assets
  Cash                                                     $  572,101
  Accounts receivable                                          15,120
  Prepaid expenses                                             19,275
                                                           ----------
    Total current assets                                      606,496
                                                           ----------
  Property and equipment-at cost, less accumulated
    depreciation                                                4,630
                                                           ----------
  Available for sale securities                                81,884
                                                           ----------
                                                           $  693,010
                                                           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities
  Accounts payable and accrued expenses                    $    6,048
  Deferred revenues                                            95,827
                                                           ----------
    Total current liabilities                                 101,875
                                                           ----------

Stockholders' equity
  Common stock, $.001 par value; 50,000,000 shares
    authorized, 6,514,427 shares issued and outstanding         6,514
  Additional paid-in capital                                1,324,045
  Accumulated deficit                                        (758,892)
  Other Comprehensive income:
    Currency translation adjustment                            19,468
                                                           ----------
                                                              591,135
                                                           ----------
                                                           $  693,010
                                                           ==========




The accompanying notes are an integral part of these financial statements.

                      GAMING VENTURE CORP., U.S.A.
                        STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                              (UNAUDITED)

                                                 2005         2004
                                              ----------   ----------
Revenues
  Subscriptions                               $   69,280   $   56,665
  Consulting                                      59,700       20,100
  Other                                            1,124        1,049
                                              ----------   ----------
    Total revenues                               130,104       77,814
                                              ----------   ----------

Cost of revenues                                  25,590       23,199
                                              ----------   ----------
    Gross profit                                 104,514       54,615

General and administrative expenses               77,740       73,760
                                              ----------   ----------
    Operating income (loss)                       26,774      (19,145)
                                              ----------   ----------

Other income (expense)
  Realized gain on marketable securities          26,085       13,358
  Other                                                -          714
                                              ----------   ----------
                                                  26,085       14,072
                                              ----------   ----------

Income (loss) before income taxes                 52,859       (5,073)

Income taxes                                           -            -
                                              ----------   ----------
    Net Income (loss)                             52,859       (5,073)

Reclassification adjustments for gains
  included in net (loss)                               -       (9,100)
Unrealized gains on available for sale
  securities                                         470        5,261
                                              ----------   ----------
Comprehensive income (loss)                   $   53,329   $   (8,912)
                                              ==========   ==========
Basic and diluted income (loss) per share     $     0.01   $    (0.00)
                                              ==========   ==========
Weighted average shares outstanding -
  basic and diluted                            6,514,427    6,514,427
                                              ==========   ==========


The accompanying notes are an integral part of these financial statements.

                      GAMING VENTURE CORP., U.S.A.
                        STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                              (UNAUDITED)

                                                 2005         2004
                                              ----------   ----------
Cash flows from operating activities          $   23,689   $   (9,681)
                                              ----------   ----------

Cash flows from investing activities              52,665       16,358
                                              ----------   ----------

Cash flows from financing activities                   -            -
                                              ----------   ----------

Net increase in cash                              76,354        6,677


Cash, beginning of period                        495,747      442,149
                                              ----------   ----------

Cash, end of period                           $  572,101   $  448,826
                                              ==========   ==========





The accompanying notes are an integral part of these financial statements.

                      GAMING VENTURE CORP., U.S.A.
                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             March 31, 2005


1  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for
interim financial information and Item 310(b) of Regulation S-B.   They
do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2004, and for each of the two years then ended, including notes thereto included in the Company's Form 10-KSB.


2  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.


3  Available for Sale Securities

Marketable securities consist of common stocks with a cost basis of $62,416 and fair market value of $81,884 at March 31, 2005, and are classified as available for sale.

The gross realized gains on sales of available-for-sale securities were $26,085 and $13,358 and sales proceeds were $52,665 and $16,358 during the periods ended March 31, 2005 and 2004. The adjustment to unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity increased by $470 during the period ended March 31, 2005, and accumulated gains aggregated $19,468 at March 31, 2005.

4  Income Taxes

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods ended March 31, 2005 and 2004. The sources and tax effects of the differences are as follows:

     Income tax provision at
       the federal statutory rate                34 percent
     Effect of operating losses                 (34)percent
                                                 ----------
                                                  - percent
                                                 ==========

As of March 31, 2005, the Company has a net operating loss carry forward of approximately $440,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2024. The deferred tax asset of approximately $150,000 relating to the operating loss carry forward has been fully reserved at December 31, 2004. The principal difference between the accumulated deficit for income tax purposes and for financial reporting purposes results from the permanent decline in the valuation of marketable securities being charged to operations for financial reporting purposes.


5  Reportable Segments

The Company has two reportable segments, newsletter and gaming subscriptions and consulting services. All revenues generated in the segments are external. For the periods ended March 31, 2005 and 2004, the total reportable segment information is as follows:

                                 Newsletter
                                 and Gaming   Consulting   Corporate/   Total As
                               Subscriptions   Services      Other       Reported
                                 ----------   ----------   ----------   ----------
For the period ended March 31, 2005:
Reportable segments
  External revenues              $   69,280   $   59,700   $    1,124   $  130,104
  Depreciation and amortization         211          187            -          398
  Operating income                    7,272       19,502            -       26,774
  Assets                             21,748       17,277      653,985      693,010


  Capital expenditures                    -            -            -            -
                                 Newsletter
                                 and Gaming   Consulting   Corporate/   Total As
                               Subscriptions   Services      Other       Reported
                                 ----------   ----------   ----------   ----------

For the period ended March 31, 2004:
Reportable segments
  External revenues              $   55,665   $   20,100   $    1,049   $   77,814
  Depreciation and amortization         715          253            -          968
  Operating (loss)                  (16,631)      (2,514)           -      (19,145)
  Assets                              7,968        4,209      549,527      561,704

Products and Services Revenues

The table below presents external revenues for groups of similar products and services for the periods ended March 31, 2005 and 2004.

                                                 2005         2004
                                              ----------   ----------
Newsletter and gaming subscriptions           $   69,280   $   56,665
Consulting                                        59,700       20,100
Other                                              1,124        1,049
                                              ----------   ----------
                                              $  130,104   $   77,814
                                              ==========   ==========

Both segments of the Company are operating in and have derived their revenues in the United States.


6  Significant Customers

The Company derived approximately 21 percent of its total revenue and approximately 46 percent of its consulting revenue, of which $12,600 was paid in cash and $15,000 was paid in the form of investment securities, from a single entity during the period ended March 31, 2005.

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

On April 14, 2005, Gaming Venture entered into an Agreement of Merger and Plan of Reorganization among SK2, Inc., a Delaware corporation and parent company of Kuhlman retail stores ("Kuhlman"), and GV Acquisition Co., a Delaware corporation and wholly owned subsidiary of Gaming
Venture.    Kuhlman is a specialty retailer and wholesale provider of
exclusively designed, distinctive, high quality apparel.

The transaction of the subject agreement is designed as a reverse merger with Kuhlman to be the surviving corporation and an operating
subsidiary of Gaming Venture.   Under the agreement, GV Acquisition Co.

will merge with and into Kuhlman. As a result of the merger and in exchange for the cancellation of their shares, Kuhlman shareholders
will receive shares of Gaming Venture.   Prior to the closing of the
merger, Gaming Venture will effectuate a 1-for-5 reverse split and
change the name of the company to Kuhlman Company, Inc.   The
completion of the merger is contingent, among other things, on
shareholder approval by the shareholders of Kuhlman.   Gaming Venture
shareholders are not required under Nevada law or the Merger Agreement
to approve the transaction.   The board of directors of both companies
have approved the transaction.

Prior to the Merger, Gaming Venture will wind down and cease operating its newsletter and consulting/advisory-services business.

Gaming Venture has incurred accumulated losses of $758,892 through March 31, 2005.

Capital and Source of Liquidity.

For the three months ended March 31, 2005 and 2004, Gaming Venture relied on the sale of marketable securities to provide for any shortfalls of cash needed for operations. For the three months ended March 31, 2005, Gaming Venture received proceeds from the sale of
marketable securities of $52,665.   For the three months ended March
31, 2004, Gaming Venture received proceeds from the sale of marketable securities of $16,358.

For the three months ended March 31, 2005 and 2004, Gaming Venture did not have any financing activities.

Results of Operations.

Gaming Venture had net income of $52,859 and a net loss of ($5,073) for
the three months ended March 31, 2005 and 2004, respectively.   The
change from net loss for the three months ended March 31, 2004 to net income for the three months ended March 31, 2005 was due to decreased legal and accounting costs related to the completion of the spin-off and an increase in consulting revenue.

For the three months ended March 31, 2005, Gaming Venture had revenues from subscriptions of $69,280, consulting of $59,700 and other revenue
of $1,124 with costs of revenues of $25,590.   Gross profit for the
three months ended March 31, 2005 was $104,514.

For the three months ended March 31, 2004, Gaming Venture had revenues from subscriptions of $56,665, consulting of $20,100 and other revenue
of $1,049 with costs of revenues of $23,199.   Gross profit for the
three months ended March 31, 2005 was $54,615.

For the three months ended March 31, 2005, the increase in subscriptions revenue of newsletters circulation of approximately $12,615 and the increase in consulting revenue of approximately $39,600 from March 31, 2004 was mainly due to an increase in subscriptions and
an increase in consulting services rendered.   Portions of the payroll,
payroll taxes, employee benefits and telephone expense were allocated to the cost of revenues based on the percentage of time spent by the employee in connection with generating revenues for the nine months ended September 30, 2004 and 2003, respectively.

General and administrative expenses for the three months ended March 31, 2005 were $77,740 compared to $73,760 for the same period in 2004.
The slight increase was due to an increase in advertising fees.   The
general and administrative expense for the three months ended March 31, 2005 and 2004 consisted of mainly salaries and related expenses, rent, investor relation expense and professional fees.

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

                             PART II


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

          Exhibit 31 - 302 Certification
          Exhibit 32 - 906 Certification

(b)   Reports on Form 8-K

On January 19,2005, Gaming Venture changed its certified auditor and filed a Form 8-K, including the required Item 4 and 7 disclosure.

                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: May 13, 2005

                        /s/Alan Woinski
                        ------------------------
                        Alan Woinski, President