Form 10QSB/A
period 2005-03-31
GAMING VENTURE CORP USA
filed 2005-05-17
CIK 1219641

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION

          Washington, D.C. 20549

           Amendment 1 to
             FORM 10-QSB

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

The gross realized gains on sales of available-for-sale securities were $26,085 and $13,358 and sales proceeds were $52,665 and $14,637 during the periods ended March 31, 2005 and 2004. The adjustment to unrealized holding gains on available-for-sale securities included in accumulated other comprehensive income as a component of stockholders' equity increased by $470 during the period ended March 31, 2005, and accumulated gains aggregated $19,468 at March 31, 2005.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods ended March 31, 2005 and 2004. The sources and tax effects of the differences are as follows:

     Income tax provision at
       the federal statutory rate                34 %
     Effect of operating losses                 (34)%
                                                 ----------
                                                  - %
                                                 ==========

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

7  Subsequent Event

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




Date: May 16, 2005

                        /s/Alan Woinski
                        ------------------------
                        Alan Woinski, President