Form 10QSB
period 2005-07-02
KUHLMAN COMPANY, INC
filed 2005-08-15
CIK 1219641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to______
Commission File Number 0-50187
KUHLMAN COMPANY, INC.
(Exact name of issuer as specified in its charter)

Nevada	86-0883289
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

701 North Third Street, Suite B-1, Minneapolis, Minnesota (Address of Principal Executive Offices)	55401 (Zip Code)
(612) 338-5752
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☑ No ☐
As of August 12, 2005 there were 1,302,885 outstanding shares of common stock, par value $0.001 per share. As of August 12, 2005 there were 20,384,238 outstanding shares of Series A Convertible Preferred Stock, par value $0.001 per share.

		Page

PART I	Financial Information

Item 1	Financial Statements (Unaudited):

	Consolidated balance sheets as of July 2, 2005 and January 1, 2005	3

	Consolidated statements of operations for the three months and six months ended July 2, 2005 and June 30, 2004	4

	Consolidated statements of cash flow for the six months ended July 2, 2005 and June 30, 2004	5

	Notes to financial statements at July 2, 2005 and June 30, 2004	6

Item 2	Management’s Discussion and Analysis or Plan of Operation	11

Item 3	Controls and Procedures	15

PART II	Other Information

Item 1	Legal proceedings	16

Item 6	Exhibits	17

	Certifications
Employment Agreement with Scott Kuhlman
Employment Agreement with Susan Kuhlman
2005 Stock Option Plan
Rule 13a-14(a) Certification of Principal Executive Officer
Rule 13a-14(a) Certification of Principal Accounting Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Principal Accounting Officer

Kuhlman Company, Inc.
Condensed Consolidated Balance Sheets

	July 2, 2005 (Unaudited)	January 1, 2005 (Audited)
Assets
Current assets:
Cash	$2,531,735	$518,919
Accounts receivable — net of allowance for doubtful accounts of $2,000 and $2,000, respectively	223,926	50,074
Inventories	2,602,988	1,514,591
Prepaid expenses	522,611	20,808
Due From Officer	—	7,731
Other current assets	—	36,326

Total current assets	5,881,260	2,148,449

Furniture, fixtures and leasehold improvements	813,570	323,131
Less accumulated depreciation	(169,116)	(64,610)

Furniture, fixtures and leasehold improvements — net	644,454	258,521

Other assets — lease deposits	145,154	28,022

Total assets	$6,670,868	$2,434,992

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$485,399	$587,712
Note payable	701,846	621,570
Other accrued liabilities	765,635	224,748

Total current liabilities	1,952,880	1,434,030

Shareholders’ equity:
Common Stock ($.001 par value; 50,000,000 shares authorized; 1,302,885 and 0 shares, respectively, issued and outstanding) and Preferred Stock ($.001 par value; 22,000,000 shares authorized; 17,064,596 and 10,013,228, respectively, issued and outstanding)	18,367	10,013
Additional paid-in capital	8,639,769	2,889,925
Accumulated deficit	(3,940,148)	(1,898,976)

Total shareholders’ equity	4,717,988	1,000,962

Total liabilities and shareholders’ equity	$6,670,868	$2,434,992

See notes to condensed consolidated financial statements.

Kuhlman Company, Inc.
Condensed Consolidated Statements of Operations
For the Three Months and Six Months Ended July 2, 2005 and June 30, 2004
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2, 2005	June 30, 2004	July 2, 2005	June 30, 2004
Net sales	$1,331,530	$964,988	$2,691,717	$1,906,427
Cost of sales, including buying and occupancy	847,227	587,128	1,723,806	1,033,087

Gross profit	484,303	377,860	967,911	873,340

Store operating expenses	679,640	189,489	1,251,675	268,415
General and administrative	1,033,617	501,033	1,682,962	686,827

Loss from operations	(1,228,954)	(312,662)	(1,966,726)	(81,902)

Other income (expense):

Interest expense	(68,599)	(68,532)	(74,608)	(112,294)
Other income	162	1,045	162	1,045

Net loss	$(1,297,391)	$(380,149)	$(2,041,172)	$(193,151)

Basic and diluted loss per share	$(0.09)	$(0.06)	$(0.16)	$(0.03)

Weighted average number of shares
Outstanding – Basic and diluted	15,019,939	6,300,000	12,623,395	6,300,000

See notes to condensed consolidated financial statements.

Kuhlman Company, Inc.
Condensed Consolidated Statements of Cash Flow
For the Six Months Ended July 2, 2005 and June 30, 2004
(UNAUDITED)

	2005	2004
Cash flows from operating activities:
Net loss	$(2,041,172)	$(193,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest charges	30,276	21,036
Warrants issued for service	48,400	—
Depreciation	104,506	16,257
(Increase) decrease in:
Accounts receivable, net	(173,852)	(21,338)
Inventories	(1,088,397)	(306,545)
Prepaid expenses	(501,803)	(144,841)
Due from officer	7,731
Other current assets	36,326	—

Long-term lease deposits	(117,132)	(18,530)
Increase (decrease) in:
Accounts payable	(102,313)	(509,388)
Other accrued liabilities	540,887	207,483

Net cash used in operating activities	(3,256,543)	(949,017)

Cash flows from investing activities:
Capital expenditures	(490,439)	(113,012)

Net cash used in investing activities	(490,439)	(113,012)

Cash flows from financing activities:
Net proceeds from issuance of stock	5,709,798

Warrants		112,798
Net proceeds from notes payable	50,000	912,206

Net cash provided by financing activities	5,759,798	1,025,004

Increase (decrease) in cash	2,012,816	(37,025)
Cash — beginning of period	518,919	60,428

Cash — end of period	$2,531,735	$23,403

Supplemental disclosure of non-cash financing activities:
Distribution of non-cash asset		$162,532
Warrants issued for services	$48,400
See notes to condensed consolidated financial statements.

KUHLMAN COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2005 and June 30, 2004
(UNAUDITED)
A.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Operating results for the three months and six months ended July 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. Subsequent to the filing of this Form 10-QSB, the Company will be filing its Registration Statement on Form SB-2 with the Securities and Exchange Commission. The Registration Statement will provide additional financial information which will provide a more comprehensive description of the Company’s business and operations.

In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The financial statements are presented on the accrual basis.

Change in Capitalization and Change in Reporting Entity

On April 14, 2005, we (then known as Gaming Venture Corp., U.S.A., a Nevada corporation) entered into an Agreement and Plan of Merger (the “Merger Agreement”) among SK2, Inc., the Delaware corporation that owns the Kuhlman retail stores, and GV Acquisition Corp., a Delaware corporation and our wholly owned subsidiary formed solely for the purpose of engaging in the merger transaction contemplated by the Merger Agreement (such merger transaction is referred to herein as the “Merger”). We entered into the Merger Agreement in order to acquire the Kuhlman retail business owned by SK2. At and after our inception in 1995, we were engaged in the business of publishing and distributing industry reports and newsletters to the gaming and hospitality industries as well as providing consulting and advisory services to the gaming and hospitality industries. Prior to the Merger, however, we wound down and ceased operating these businesses. The Merger was effected June 10, 2005 by the filing of articles of merger with the Delaware Secretary of State. As a result of the Merger, SK2 become our wholly owned operating subsidiary. Immediately prior to the Merger we changed our name to Kuhlman Company, Inc., and effected a reverse stock split on a one-for-five share basis, all pursuant to the terms of the

Merger Agreement. Also prior to the Merger, our common stock was quoted on the over-the-counter bulletin board under the trading symbol “GVUS.OB.” Now, our common stock trades under the symbol “KHLM.OB.”

In the Merger and in exchange for all of their shares of SK2 common stock, the stockholders of SK2 received a number of shares of our capital stock such that they owned approximately 91% of the outstanding shares of our capital stock on a fully diluted basis immediately after the Merger. As of June 10, 2005, the Company has issued and outstanding 16,052,835 shares of capital stock, including 14,749,950 shares of preferred stock issued to former holders of SK2 common stock in the Merger and 1,302,885 shares of our common stock that were outstanding prior to the Merger (adjusted for the one-for-five reverse stock split).

For accounting purposes, the Merger was treated as reverse acquisition of a public shell whereby SK2 was treated as the acquirer.

In connection with the Merger, we created a new class of preferred stock, denominated “Series A Convertible Preferred Stock” (the “Preferred Stock”), which the former holders of SK2 common stock received in the Merger. Each share of Preferred Stock may be converted into one share of Company common stock. The Preferred Stock has no liquidation preference or other senior rights typically associated with a preferred stock, except that the holders of Preferred Stock possess voting rights on an as-if-converted basis and are entitled to a preference for the payment of dividends.

Cash Concentrations

Bank balances exceeded federally insured levels during the second quarter of fiscal year 2005 and exceeded federally insured levels as of July 2, 2005. Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Accounts Receivable, credit risk and allowance for doubtful accounts

In addition to its retailing operations, the Company generates revenue by providing product design and contract manufacturing for department store retailers seeking to augment their in-house expertise, which results in trades receivables. The Company reviews customers’ credit history before extending unsecured credit and may establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. The Company does not accrue interest on past due accounts receivable. Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $2,000 and $2,000 at July 2, 2005 and June 30, 2004, respectively. Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year.

Valuation of Inventories

Our inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. The Company’s success is largely dependent upon its ability to forecast the tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company’s failure to anticipate, identify, or react appropriately to changes in fashion trends could lead to excess inventories and markdowns. Sudden or continuing changes in the Company’s product markets could directly impact our gross profit performance and may cause variability in gross profit results from reporting period to reporting period.

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical inventory consumption, current market demands and shifting market trends. Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods. Sudden or continuing downward changes in the Company’s product markets may cause us to record additional inventory revaluation charges in future periods. No write-off provision was made to our inventories for the three months and six months ended July 2, 2005 and June 30, 2004.

Revenue Recognition

Retail revenue is recognized at the time of register receipt. The Company accrues for estimated returns in accordance with statement of Financial Accounting Standards, (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” based on historical return levels. For private label sales, revenue is recognized upon transfer of title at time of shipment as long as there was evidence of an arrangement, the price was fixed or determinable, and collectibility was probable.

Income Taxes

Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards (SFAS) 109. Temporary differences relate primarily to: allowances for doubtful accounts; inventory valuation allowances; depreciation; and accrued expenses not currently deductible. No income tax expense is recorded in the statement of operations since, the Company has fully reserved for all tax benefits relating to net operating loss carryforwards at this time, and will continue to assess its tax situation on a going forward basis.

Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company’s segments have similar economic characteristics and are similar in the nature of the products sold, type of customers and methods used to distribute the Company’s products. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

Stock-Based Compensation

Stock-Based Compensation—SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net loss applicable to common shares and net loss per common share (basic and diluted) for plan options would have been decreased to the pro forma amounts indicated below.

	Three Months Ended		Six Months Ended
	July 2, 2005	June 30, 2004	July 2, 2005	June 30, 2004
Net loss:
As reported	($1,297,391)	($380,149)	($2,041,172)	($193,151)

Pro forma	($1,560,387)	($380,149)	($2,304,168)	($193,151)

Basic and diluted net loss per share:
As reported	($0.09)	($0.06)	($0.16)	($0.03)
Pro forma	($0.10)	($0.06)	($0.18)	($0.03)
In determining the compensation cost of the options granted during the three months and six months ended July 2, 2005 and June 30, 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended		Six Months Ended
	July 2, 2005	June 30, 2004	July 2, 2005	June 30, 2004
Risk-free interest rate	3.84%	—	3.84%	—
Expected life of options granted	4-5 years	—	4-5 years	—
Expected volatility	60.0%	—	60.0%	—
Expected Dividend Yield	0.0%	—	0.0%	—
A revision to SFAS 123, SFAS 123R “Share-Based Payment” will become effective for the Company January 1, 2006. Among other things, SFAS 123R requires expensing the fair value of stock options.
New Accounting Pronouncement

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes the impact may be significant to the Company’s overall results of operations or financial position.

Earnings per Share

Basic and diluted loss per share are computed by dividing net loss by the weighted average number of common and preferred shares outstanding during the period. Diluted loss per share is computed the same as the basic loss per share due to the continuing operating loss which makes the impact of stock options and warrants anti-dilutive. Preferred shares are included in the calculation along with common shares since the preferred shares are similar to common shares and are convertible to one share of common stock each as a result of a registration statement or one year following the merger transaction, whichever occurs first.

Following is a computation of basic and diluted earnings per share for the three months and six months ended July 2, 2005 and June 30, 2004, respectively:

	Three Months Ended		Six Months
	July 2, 2005	June 30, 2004	July 2, 2005	June 30, 2004

Net loss	($1,297,391)	($380,149)	($2,041,172)	($193,151)

Weighted average shares outstanding	15,019,939	6,300,000	12,623,395	6,300,000

Net loss per share — basic and diluted	($0.09)	($0.06)	($0.16)	($0.03)

Had operating losses not been continuing, the Company would have used the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

B.	Notes Payable

The Company is party to a Credit Agreement with Opportunity Finance, LLC, an entity controlled by Jon Sabes, one of our directors. Under the Credit Agreement, the Company has borrowed $750,000 at 12% interest from Opportunity Finance, and such loan is secured by all the assets of the Company. The principal amount balance under such credit facility is currently $525,000 plus accrued interest. The Company owes a payment of $75,000 plus accrued interest to Opportunity Finance on September 30, 2005, with a balloon payment of $450,000 due December 31, 2005. The Company intends to repay such loan out of cash flow or other available funds. To the extent that the Company defaults on such credit facility, Opportunity Finance or its assignee may utilize its security interest to satisfy such obligation.

The Company also entered into a Bridge Loan Agreement with Opportunity Finance, LLC on June 6, 2005 for the amount of $200,000 with a total interest payment of 5% of the principal amount due on or before July 30, 2005. The loan and interest were repaid in full in July 2005.

C.	Commitments and Contingencies

Legal Proceedings

The Company is not currently involved in any legal proceedings.

Leases

During the six months ended July 2, 2005, the Company entered into seven additional lease agreements for retail space in locations throughout the United States. The lease terms vary.

D.	Equity Financing and Subsequent Event
     On June 23, 2005, the Company closed on the sale in a private placement of 1,085,956 shares of Preferred Stock for an aggregate purchase price of $2,092,208.65. A second closing was held on July 14, 2005, when the Company closed on a private placement of 3,455,267 shares of Preferred Stock for an aggregate purchase price of $6,392,243.95. The Company relied on the exemption from federal registration under Section 4(2) of the Securities Act, and/or Rule 506 promulgated hereunder. The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) all of the investors were accredited investors and either alone or through a purchaser representative, had knowledge and experience in finance and business matters such that each was capable of evaluation the risks of the investment, and (ii) the Company has obtained subscription agreements from the investors indicating that the investors are purchasing for investment purposes only.
     The offers and sales of the Preferred Stock made on June 23, 2005 and July 14, 2005 were not registered under the Securities Act, and such securities may not be offered or sold in the United States absent registration or the availability of an applicable exemption from registration.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Overview:
     On April 14, 2005, we (then known as Gaming Venture Corp., U.S.A., a Nevada corporation) entered into an Agreement and Plan of Merger (the “Merger Agreement”) among SK2, Inc., the Delaware corporation that owns the Kuhlman retail stores, and GV Acquisition Corp., a Delaware corporation and our wholly owned subsidiary formed solely for the purpose of engaging in the merger transaction contemplated by the Merger Agreement (such merger transaction is referred to herein as the “Merger”). We entered into the Merger Agreement in order to acquire the Kuhlman retail business owned by SK2. At and after our inception in 1995, we were engaged in the business of publishing and distributing industry reports and newsletters to the gaming and hospitality industries as well as providing consulting and advisory services to the gaming and hospitality industries. Prior to the Merger, however, we wound down and ceased operating these businesses. The Merger was effected June 10, 2005 by the filing of articles of merger with the Delaware Secretary of State. As a result of the Merger, SK2 became our wholly owned operating subsidiary. Immediately prior to the Merger we changed our name to Kuhlman Company, Inc., and effected a reverse stock split on a one-for-five share basis, all pursuant to the terms of the Merger Agreement. Also prior to the Merger, our common stock was quoted on the over-the-counter bulletin board under the trading symbol “GVUS.OB.” Now, our common stock trades under the symbol “KHLM.OB.”
     In the Merger and in exchange for all of their shares of SK2 common stock, the stockholders of SK2 received a number of shares of our capital stock such that they owned approximately 91% of the outstanding shares of our capital stock on a fully diluted basis immediately after the Merger. As of June 10, 2005, the Company has issued and outstanding 16,052,835 shares of capital stock, including

14,749,950 shares of preferred stock issued to former holders of SK2 common stock in the Merger and 1,302,885 shares of our common stock that were outstanding prior to the Merger (adjusted for the one-for-five reverse stock split).
     For accounting purposes, the Merger was treated as reverse acquisition of a public shell whereby SK2 was treated as the acquirer.
Results of Operations:
The Company’s total revenue was $1,906,427 through June 30, 2004 and $2,691,717 through July 2, 2005. Wholesale revenue was 53.9% of revenue through June 30, 2004 and 10.0% of revenue through July 2, 2005. Retail sales were $884,586 through June 30, 2004 and $2,422,545 through July 2, 2005, an increase of 274%. We had 18 stores open as of June 30, 2004 and 30 stores open on July 2, 2005.
Gross profit was 39.1% of revenues for the three months ended June 30, 2004 and 36.3% of revenues for the three months ended July 2, 2005. Gross profit on retail revenues were 31.4% for the three months ended June 30, 2004 compared to 39.1% for the three months ended July 2, 2005. The decrease in gross profit was due primarily to changes in our wholesale business. Other factors affecting gross profit include a different cost structure on permanent leases, increased payroll costs associated with hiring more highly skilled store management, increased distribution costs, and fluctuations in foreign currency exchange rates. Gross profit is expected to fluctuate from period to period as the product mix sold by the Company will continue to change, and as new stores are opened.
We are changing the mix of store leases to include a higher percentage of permanent stores. These stores are located in prime retail areas where we are expecting higher revenue rates. We have been reviewing all store management personnel and making changes to improve customer service and store performance. We have experienced increased distribution costs due to fuel surcharges. Currently the bulk of our products are air shipped from Europe. With the maturing of the business we plan to manage this cost by using alternate methods of shipment.
The total of store operating expenses and general & administrative expenses have increased from 108% of retail revenue through June 30, 2004 to 121% or retail revenue through July 2, 2005. With improved systems, operating expenses are being charged more specifically to stores than they were in 2004.
Store operating and general and administrative costs increased from $690,522 to $1,713,257 for the current quarter and increased from $955,242 to $2,934,637 on a year to date basis for the periods ending June 30, 2004 and July 2, 2005, respectively. These costs have increased as a result of the Company’s expansion and the build out of the Company’s infrastructure with increases primarily in lease expenses, payroll and related costs and professional fees.
We incurred audit and legal costs associated with the reverse merger and becoming a publicly traded company. We also incurred significant professional service costs associated with building the information systems infrastructure necessary to support our growth plans. Payroll costs have increased with the addition of management, leasing, store build-out, accounting and information systems personnel. With this foundation in place, we believe that we will be able to achieve our growth plans with moderate cost increases in these areas over the next year. The Company believes this investment in the infrastructure was necessary to execute the company’s growth plan.
The Company expects to be able to reduce its store operating and general and administrative costs in the future as a percentage of revenues as it continues to expand locations which will make the overall operations more cost effective.

The Company incurred a net loss of ($1,297,391) was 97% of revenues compared to ($380,149) or 39% of revenues for the quarters ended July 2, 2005 and 2004, respectively. For the year to date, the Company incurred a net loss of ($2,041,172) which was 76% of revenues compared to ($193,151) or 10% of revenues for the first six months of 2005 and 2004, respectively.
Liquidity and Capital Resources:
The Company’s cash and cash equivalents was $2,531,735 at July 2, 2005, representing an increase of 488% from the cash of $518,919 at December 31, 2004. Following the closing of its private placement in July 2005, the Company had cash and cash equivalents of $5,160,760 on August 12, 2005. The Company completed a private equity placement in July which provided additional working capital. Although we have no material commitments for capital expenditures, we anticipate continued expenditures for the roll-out of additional retail stores. As of July 2, 2005, we have funded our operations and satisfied capital expenditure requirements primarily through the use of equity raised through proceeds received from the sale of equity in private placements.
We are a Company with limited operating history upon which to evaluate our business model and prospects. As of December 31, 2003, we had five retail stores open. Currently, we have opened or have executed leases to open 40 stores. Our limited operating history limits the ability to evaluate the long-term viability of our business and the success of our expansion. As a relatively new business, we are subject to all the risks inherent in commercial operations, including unforeseen difficulties and obstacles. There can be no assurance that we will be successful at developing a profitable chain of Kuhlman retail apparel stores.
We have a history of losses and expect to incur substantial expenses associated with increased store development and general and administrative expenses related to our expansion and becoming a public company through the Merger . We also plan to invest in systems and the infrastructure necessary to support the current and future growth of our retail expansion efforts. As a result, we expect to continue to incur net losses through at least the fiscal year ending 2005.
We may require significant additional capital if cost overruns or unforeseen contingencies arise. However, there can be no assurance that additional financing will be available through the public markets, or otherwise, at terms favorable or acceptable to us. If adequate funding is not available, the Company may be required to slow its expansion strategy.
Our continued growth depends on its ability to open and operate stores on a profitable basis and on management’s ability to manage our expansion. Since the inception of SK2, we have closed four stores primarily due to geographic location and/or economic conditions. We have opened 31 stores since January 1, 2004. Our recent and planned expansion includes the opening of stores in both existing and new geographic markets. Opening stores in new markets has presented, and may continue to present, competitive and merchandising challenges that are different from those faced by us in its existing geographic markets. Our planned expansion is dependent upon a number of factors, including our ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management and employees. Factors beyond our control may also affect the our ability to expand, including general economic and business conditions affecting consumer spending.

Our continued growth will place an increasing strain on our resources, and we could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, obtaining sufficient quantities of merchandise from vendors, obtaining sufficient material and contract manufacturers to produce its products, expanding its distribution facility and enhancing its financial and operating systems. There can be no assurance that we will be able to manage its growth effectively. Any failure to manage growth could have a material adverse effect on the our business, financial conditions and results of operations.
Our business is seasonal by nature, with the third and fourth quarters accounting for the largest percentage of annual net sales. The third and fourth quarters, have proven thus far to be our seasonal spike in sales volume. We must continue to successfully execute during the third and fourth quarters because having too little merchandise or too much merchandise will have a material adverse effect on the Company. Outside of the holiday season, monthly sales do not fluctuate widely within each store given our one price strategy and lack of discounting. Nonetheless, our quarterly results of operations in the future may fluctuate significantly as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, changes in the mix of products sold, overstocking or understocking of merchandise, the timing and level of markdowns, the timing of store closings, expansions and relocations, competitive factors and general economic conditions.
Currently, all of our merchandise is manufactured and sourced outside the United States, principally in Italy and Turkey. As a result, our operations are subject to the risks generally associated with doing business abroad, such as foreign government regulations, political instability, regulations relating to imports, the imposition of duties, taxes and other charges on imports, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds. We have experienced delays in receipt of merchandise due to import regulations. The inability of a contract manufacturer to ship orders in a timely manner or the inability of us to receive orders in a timely manner could cause us to fail to meet the merchandise requirements of its stores for those items, which could result in lost sales and dissatisfied customers. Any significant interruption in our foreign sourcing would have a material adverse effect on our business, financial condition and results of operations.
The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated business plans and strategies, projected or anticipated benefits or other consequences of market conditions and opportunities, business plans or strategies, projections involving anticipated sales and revenues, expenses, projected future earnings and other aspects of operational results. All phases of the Company’s operations are subject to a number of uncertainties, risks and other influences, most of which are outside the Company’s control, and any one or combination of which could materially and adversely affect the results of the Company’s operations, and also, could affect whether any such forward-looking statements contained in this prospectus ultimately prove to be accurate. Important factors that could cause actual results to differ materially from the Company’s expectations are summarized above.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our discussion and analysis or plan of operation is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated. The notes to the financial statements contained herein describe our significant accounting policies used in the preparation of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, inventory valuations, the lives and continued usefulness of furniture, fixtures and leasehold improvements and contingencies. Due to uncertainties, however, it is at least reasonably possible that management’s estimates will change during the next year, which cannot be estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.
Retail revenue is recognized at the time of register receipt. The Company accrues for estimated returns in accordance with statement of Financial Accounting Standards, (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” based on historical return levels. For private label sales, revenue is recognized upon transfer of title at time of shipment as long as there was evidence of an arrangement, the price was fixed or determinable, and collectibility was probable.
ITEM 3. CONTROLS AND PROCEDURES
During the course of their audit of our consolidated financial statements for 2004, and during their review of our unaudited quarterly consolidated financial statements for the quarter ended July 2, 2005, SK2’s independent registered public accounting firm, Schechter Dokken Kanter Andrews & Selcer Ltd. (Schechter Dokken), advised management and the Board of Directors that they had identified deficiencies in internal controls. The deficiencies are considered to be a “material weakness” as defined under standards established by the American Institute of Certified Public Accountants. On April 6, 2005, Schechter Dokken communicated to SK2’s Board of Directors that material weaknesses existed that relate to the accounting for inventory and payments made without supporting documentation. In addition, they also communicated to our Board of Directors reportable conditions related to (A) accounting records maintenance, (B) credit card reimbursement policies, (C) issuance of checks to employees for cash, and (D) review of bank reconciliations.
Prior to the identification of the deficiencies indicated at year end, we had already undertaken, or are in the process of undertaking, a number of steps to establish a proper control environment, including:
•	Implemented polices and procedures to address the communicated items;

•	invested in internal reporting systems;

•	invested in accounting and reporting systems;

•	implemented plans to hire additional accounting staff;

•	formalized our internal controls and procedures in accordance with the Securities and Exchange Commission’s rules on implementing the internal controls reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002; and

•	engaged a third party firm to assist in the process of becoming Section 404 compliant.
We have discussed our corrective actions and future plans with our Board of Directors and Schechter Dokken and, as of the date of this Quarterly Report on Form 10-QSB, we believe the actions outlined above have corrected the deficiencies in internal controls that were considered to be a material weakness.
Further, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures need to be constantly improved to ensure that controls and procedures will alert them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. All significant deficiencies or material weaknesses that have been brought to the Chief Executive Officer’s and the Chief Financial Officer’s attention have been corrected, or are in the process of being corrected. The Company became publicly traded on June 10 and is in the process of testing new controls appropriate for a publicly traded company.
We are currently in the process of reviewing our internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Changes have been and will be made to our internal controls over financial reporting as a result of these efforts. We are dedicating significant resources, including senior management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management in consultation with an independent third party consulting firm. We expect to assess our controls and procedures on a regular basis. We will continue to work to improve our controls and procedures and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company. Despite our efforts related to our Section 404 assessment, we, however, cannot provide any assurance that we will timely complete the evaluation of our internal controls or that, even if we do complete the evaluation of our internal controls, we do so in time to permit our independent registered public accounting firm to test our controls and timely complete their attestation procedures of our controls in a manner that will allow us to comply with applicable Securities and Exchange Commission rules and regulations by the filing deadline for our Annual Report on Form 10-KSB for 2006.
In addition, there can be no assurances that our disclosure controls and procedures will detect or uncover all material information otherwise required to be set forth in the reports that we file with the Securities and Exchange Commission.
Part II. OTHER INFORMATION
ITEM 4. LEGAL PROCEEDINGS
The Company is not currently involved in any legal proceedings.

ITEM 6. EXHIBITS
Exhibits
The following exhibits are filed as part of this statement:

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization by and among Kuhlman Company, Inc. (f/k/a Gaming Venture Corp., U.S.A.,) Gaming Venture Newco, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and SK2, Inc., a Minnesota corporation owning and operating the business of the Kuhlman retail stores (incorporated by reference to Exhibit 10 to the registrant’s current report on Form 8-K filed on April 18, 2005)

2.2
Certificate of Merger relating to the Merger of Gaming Venture Newco, Inc. with and into SK2, Inc. (incorporated by reference to Exhibit 2.2 to the registrant’s current report on Form 8-K filed on June 16, 2005)

3.1
Articles of incorporation of Kuhlman Company, Inc. (incorporated by reference to Exhibit 3 as filed with the Company’s registration statement on Form 10SB (File No. 000-50187) on February 23, 2002; as amended and filed as Exhibit 3.1 in the same filing, and as amended and filed as Exhibit 3.1 to the current report on Form 8-K on June 16, 2005)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 as filed with the Company’s registration statement on Form 10SB (File No. 000-50187) on February 23, 2002

4.1	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Exhibit 3.2 as filed with the Company’s current report on Form 8-K filed on June 16, 2005)

10.1	Employment Agreement by and between the Company and Scott Kuhlman dated May, 19, 2005

10.2	Employment Agreement by and between the Company and Susan Kuhlman dated May 19, 2005

10.3	Kuhlman Company, Inc. 2005 Stock Option Plan

16.1	Letter from Stark Winter Scheinken & Co., LLP (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K filed on August 11, 2005

31.1	Rule 13a-14(a)/15d-14(a) certification of principle executive officer

31.2	Rule 13a – 14(a)/15d-14(a) certification of principle accounting officer

32.1	Section 1350 certification of chief executive officer

32.2	Section 1350 certification of principle accounting officer

Signatures
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2005	/s/ Jon Gangelhoff
By Jon Gangelhoff
Principal Accounting Officer