Form 10QSB
period 2005-10-01
KUHLMAN COMPANY, INC
filed 2005-11-14
CIK 1219641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 1, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___
Commission File Number 0-50187
KUHLMAN COMPANY, INC.
(Exact name of issuer as specified in its charter)

Nevada	86-0883289

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

701 North Third Street, Suite B-1, Minneapolis, Minnesota	55401

(Address of Principal Executive Offices)	(Zip Code)
(612) 338-5752

(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2005 there were 11,335,761 outstanding shares of common stock, par value $0.001 per share. As of November 3, 2005 there were 10,351,362 outstanding shares of Series A Convertible Preferred Stock, par value $0.001 per share.

Kuhlman Company, Inc.
Condensed Consolidated Balance Sheets
(UNAUDITED)

	October 1, 2005	January 1, 2005
Assets
Current assets:
Cash	$3,345,369	$518,919
Accounts receivable — net of allowance for doubtful accounts of $2,000	125,562	50,074
Inventories	4,729,916	1,514,591
Prepaid expenses	830,537	20,808
Due from officer	—	7,731
Other current assets	—	36,326

Total current assets	9,031,384	2,148,449

Furniture, fixtures and leasehold improvements	1,246,387	323,131
Less accumulated depreciation and amortization	(256,164)	(64,610)

Furniture, fixtures and leasehold improvements — net	990,223	258,521

Other assets — lease deposits	307,733	28,022

Total assets	$10,329,340	$2,434,992

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,132,129	$587,712
Notes payable	741,010	621,570
Other accrued liabilities	279,716	224,748

Total current liabilities	2,152,855	1,434,030

Shareholders’ equity:

Common Stock ($.001 par value; 50,000,000 shares authorized; 1,329,912 and 0 shares, respectively, issued and outstanding) and Preferred Stock ($.001 par value; 22,000,000 shares authorized; 20,357,211 and 10,013,228, respectively, issued and outstanding)	21,687	10,013
Additional paid-in capital	14,081,336	2,889,925
Accumulated deficit	(5,926,538)	(1,898,976)

Total shareholders’ equity	8,176,485	1,000,962

Total liabilities and shareholders’ equity	$10,329,340	$2,434,992

See notes to condensed consolidated financial statements.

Kuhlman Company, Inc.
Condensed Consolidated Statements of Operations
For the Three Months and Nine Months Ended October 1, 2005 and September 30, 2004
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 30, 2004	October 1, 2005	September 30, 2004
Sales	$1,188,339	$1,105,340	$3,880,056	$3,011,767
Cost of sales	1,060,152	864,463	2,783,958	1,897,550

Gross profit	128,187	240,877	1,096,098	1,114,217

Store operating expenses	732,686	404,663	1,984,361	673,078
General and administrative	1,337,224	405,931	3,020,186	1,092,758

Loss from operations	(1,941,723)	(569,717)	(3,908,449)	(651,619)

Other income (expense):

Interest expense	(52,242)	(100,648)	(126,850)	(212,942)
Other income	7,575	5,765	7,737	6,810

Net loss	$(1,986,390)	$(664,600)	$(4,027,562)	$(857,751)

Basic and diluted loss per share	$(0.09)	$(0.11)	$(0.22)	$(0.14)

Weighted average number of shares Outstanding — Basic and diluted	21,495,566	6,311,191	18,341,470	6,303,730

See notes to condensed consolidated financial statements.

Kuhlman Company, Inc.
Condensed Consolidated Statements of Cash Flow
For the Nine Months Ended October 1, 2005 and September 30, 2004
(UNAUDITED)

	2005	2004
Cash flows from operating activities:
Net loss	$(4,027,562)	$(857,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest charges	42,926	40,203
Warrants issued for services	48,400	—
Depreciation and amortization	191,554	37,186
(Increase) decrease in:
Accounts receivable, net	(75,488)	117,391
Inventories	(3,215,325)	(676,625)
Prepaid expenses	(809,728)	(14,419)
Due from officer	7,731	—
Other current assets	36,326	—
Long-term lease deposits	(279,711)	(14,120)
Increase (decrease) in:
Accounts payable	544,417	(196,868)
Other accrued liabilities	54,968	225,301

Net cash used in operating activities	(7,481,492)	(1,339,702)

Cash flows from investing activities:
Capital expenditures	(923,256)	(155,426)

Net cash used in investing activities	(923,256)	(155,426)

Cash flows from financing activities:

Net proceeds from issuance of stock	11,154,686	793,769
Net proceeds from exercise of warrants	—	112,798
Net proceeds from notes payable	76,512	890,251

Net cash provided by financing activities	11,231,198	1,796,818

Increase in cash	2,826,450	301,690
Cash — beginning of period	518,919	60,428

Cash — end of period	$3,345,369	$362,118

Supplemental disclosure of non-cash financing activities:
Distribution of non-cash assets	—	$231,820
Warrants issued for services	$48,400	—
See notes to condensed consolidated financial statements.

KUHLMAN COMPANY, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2005 and September 30, 2004
(UNAUDITED)
A. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three months and nine months ended October 1, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. The balance sheet at January 1, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on October 11, 2005. The Registration Statement provides additional financial information which in turn contains a more comprehensive description of the Company’s businesses and operations.
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
Change in Capitalization and Change in Reporting Entity
On April 14, 2005, we (then known as Gaming Venture Corp., U.S.A., a Nevada corporation) entered into an Agreement and Plan of Merger (the “Merger Agreement”) among SK2, Inc. (SK2), the Delaware corporation that owns the Kuhlman retail stores, and GV Acquisition Corp., a Delaware corporation and our wholly owned subsidiary formed solely for the purpose of engaging in the merger transaction contemplated by the Merger Agreement (such merger transaction is referred to herein as the “Merger”). We entered into the Merger Agreement in order to acquire the Kuhlman retail business owned by SK2. At and after our inception in 1995, we were engaged in the business of publishing and distributing industry reports and newsletters to the gaming and hospitality industries as well as providing consulting and advisory services to the gaming and hospitality industries. Prior to the Merger, however, we wound down and ceased operating these businesses. The Merger was effected June 10, 2005 by the filing of articles of merger with the Delaware Secretary of State. As a result of the Merger, SK2 become our wholly owned operating subsidiary. Immediately prior to the Merger we changed our name to Kuhlman

Company, Inc., and effected a reverse stock split on a one-for-five share basis, all pursuant to the terms of the Merger Agreement. Also prior to the Merger, our common stock was quoted on the over-the-counter bulletin board under the trading symbol “GVUS.OB.” Now, our common stock trades under the symbol “KHLM.OB.”
In the Merger and in exchange for all of their shares of SK2 common stock, the stockholders of SK2 received a number of shares of our capital stock such that they owned approximately 91% of the outstanding shares of our capital stock on a fully diluted basis immediately after the Merger. As of June 10, 2005, the Company had issued and outstanding 16,052,835 shares of capital stock, including 14,749,950 shares of preferred stock issued to former holders of SK2 common stock in the Merger and 1,302,885 shares of our common stock that were outstanding prior to the Merger (adjusted for the one-for-five reverse stock split).
For accounting purposes, the Merger was treated as the reverse acquisition of a public shell whereby SK2 was treated as the acquirer.
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
Cash Concentrations
Bank balances exceeded federally insured levels for the third quarters of fiscal year 2005 and 2004. Generally, these balances may be redeemed upon demand and therefore bear minimal risk.
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
The Company does not accrue interest on past due accounts receivable. Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $2,000 at October 1, 2005. Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year.

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
Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical inventory consumption, current market demands and shifting market trends. Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods. Sudden or continuing downward changes in the Company’s product markets may cause us to record additional inventory revaluation charges in future periods. No write-off provision was made to our inventories for the three months and nine months ended October 1, 2005 and September 30, 2004.
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
Income Taxes
Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards (SFAS) 109. Temporary differences relate primarily to: allowances for doubtful accounts; inventory valuation allowances; accumulated depreciation; and accrued expenses not currently deductible. No income tax expense is recorded in the statement of operations since the Company has fully reserved for all tax benefits relating to net operating loss carryforwards at this time, and will continue to assess its tax situation on a going forward basis.
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

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 30, 2004	October 1, 2005	September 30, 2004
Net loss:
As reported	($1,986,390)	($664,600)	($4,027,562)	($857,751)
Pro forma	($2,020,683)	($664,600)	($4,334,279)	($857,751)

Basic and diluted net loss per share:
As reported	($0.09)	($0.11)	($0.22)	($0.14)
Pro forma	($0.09)	($0.11)	($0.24)	($0.14)
In determining the compensation cost of the options granted during the three months and nine months ended October 1, 2005 and September 30, 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 30, 2004	October 1, 2005	September 30, 2004
Risk-free interest rate	3.84%	—	3.84%	—
Expected life of options granted	4-5 years	—	4-5 years	—
Expected volatility	60.0%	—	60.0%	—
Expected Dividend Yield	0.0%	—	0.0%	—

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
Earnings per Share
Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common and preferred shares outstanding during the period. Diluted loss per share is computed the same as the basic loss per share due to the continuing operating loss which makes the impact of stock options and warrants anti-dilutive. Preferred shares are included in the calculation along with common shares since the preferred shares are similar to common shares and are currently convertible into one share of common stock each as a result of the Company’s filing of its Registration Statement on Form SB-2. In addition, all outstanding preferred shares will automatically convert into common shares on the one-year anniversary of the Merger (i.e., June 10, 2006).
Following is a computation of basic and diluted earnings per share for the three months and nine months ended October 1, 2005 and September 30, 2004, respectively:

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 30, 2004	October 1, 2005	September 30, 2004
Net loss	($1,986,390)	($664,600)	($4,027,562)	($857,751)

Weighted average shares outstanding	21,495,566	6,311,191	18,341,470	6,303,730

Net loss per share — basic and diluted	($0.09)	($0.11)	($0.22)	($0.14)

Had operating losses not been continuing, the Company would have used the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

B. Notes Payable
The Company is party to a Credit Agreement with Opportunity Finance, LLC, an entity controlled by Jon Sabes, one of our directors. Under the Credit Agreement, the Company has borrowed $750,000 at 12% interest from Opportunity Finance, and such loan is secured by all the assets of the Company. The principal amount balance under such credit facility is currently $450,000 plus accrued interest. The balance of $450,000 plus accrued interest is due December 31, 2005. The Company intends to repay such loan out of cash flow or other available funds. To the extent that the Company defaults on such credit facility, Opportunity Finance or its assignee may utilize its security interest to satisfy such obligation.
On March 23, 2005 the Company entered into a Credit Agreement with Scott and Susan Kuhlman, the Company’s Chairman and CEO, and the Company’s Director of Business Development, respectively. Under the Credit Agreement, the Company borrowed $350,000 at an interest rate of 12%. The principal was repaid June 25, 2005. The interest was repaid on November 7, 2005.
The Company entered into a Bridge Loan Agreement with Opportunity Finance, LLC on June 6, 2005. The principal amount of $200,000 plus a total interest payment of 5% of the principal amount was repaid in full in July 2005.
The Company entered into a Credit Agreement with Cananwill, Inc. on June 8, 2005. Under the Credit Agreement, the Company borrowed $111,999 at 7.5% interest. The loan calls for nine equal monthly installments of $12,836. The principal balance at October 1, 2005 was $75,362. The loan is secured by any sums payable under certain insurance policies.
On August 8, 2005, the Company entered into a Credit Agreement with Scott and Susan Kuhlman, the Company’s Chairman and CEO, and the Company’s Director of Business Development, respectively. Under the Credit Agreement, the Company borrowed $300,000 at an interest rate of 12%. The loan must be repaid on demand. On August 25, 2005 the Company made a payment of $61,300 and repaid the remaining principal balance on October 7, 2005. The interest was paid on November 7, 2005. The principal balance at October 1, 2005 was $238,700.
C. Commitments and Contingencies
Legal Proceedings
The Company is not currently involved in any legal proceedings.
Leases
During the nine months ended October 1, 2005, the Company entered into 29 additional lease agreements for retail space in locations throughout the United States with varying lease terms. The base rent expense for all leases has been computed on a straight-line basis. Most of the leases require the Company to pay base rent, contingent rent based on sales, real estate taxes and common area expenses.

D. Equity Financing
On June 23, 2005, the Company closed on the sale in a private placement of 1,085,956 shares of Preferred Stock for an aggregate purchase price of $2,092,209. A second closing was held on July 14, 2005, when the Company closed on a private placement of 3,455,267 shares of Preferred Stock for an aggregate purchase price of $6,392,244. The Company relied on the exemption from federal registration under Section 4(2) of the Securities Act, and/or Rule 506 promulgated hereunder. The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) all of the investors were accredited investors and either alone or through a purchaser representative, had knowledge and experience in finance and business matters such that each was capable of evaluation the risks of the investment, and (ii) the Company has obtained subscription agreements from the investors indicating that the investors are purchasing for investment purposes only.
The offers and sales of the Preferred Stock made on June 23, 2005 and July 14, 2005 were not registered under the Securities Act at the time, however, on October 11, 2005 the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission pursuant to which the common shares underlying the Preferred Stock were registered for resale.
E. Subsequent Event
Effective October 31, 2005, 10,005,849 shares of the Preferred Stock were converted into an equal number of shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Overview:
On April 14, 2005, we (then known as Gaming Venture Corp., U.S.A., a Nevada corporation) entered into an Agreement and Plan of Merger (the “Merger Agreement”) among SK2, Inc. (SK2), the Delaware corporation that owns the Kuhlman retail stores, and GV Acquisition Corp., a Delaware corporation and our wholly owned subsidiary formed solely for the purpose of engaging in the merger transaction contemplated by the Merger Agreement (such merger transaction is referred to herein as the “Merger”). We entered into the Merger Agreement in order to acquire the Kuhlman retail business owned by SK2. At and after our inception in 1995, we were engaged in the business of publishing and distributing industry reports and newsletters to the gaming and hospitality industries as well as providing consulting and advisory services to the gaming and hospitality industries. Prior to the Merger, however, we wound down and ceased operating these businesses. The Merger was effected June 10, 2005 by the filing of articles of merger with the Delaware Secretary of State. As a result of the Merger, SK2 become our wholly owned operating subsidiary. Immediately prior to the Merger we changed our name to Kuhlman Company, Inc., and effected a reverse stock split on a one-for-five share basis, all pursuant to the terms of the Merger Agreement. Also prior to the Merger, our common stock was quoted on the over-the-counter bulletin board under the trading symbol “GVUS.OB.” Now, our common stock trades under the symbol “KHLM.OB.”
In the Merger and in exchange for all of their shares of SK2 common stock, the stockholders of SK2 received a number of shares of our capital stock such that they owned approximately 91% of the outstanding shares of our capital stock on a fully diluted basis immediately after the Merger. As of June 10, 2005, the Company had issued and outstanding 16,052,835 shares of capital stock, including 14,749,950 shares of preferred stock issued to former holders of SK2 common stock in the Merger and 1,302,885 shares of our common stock that were outstanding prior to the Merger (adjusted for the one-for-five reverse stock split).
For accounting purposes, the Merger was treated as the reverse acquisition of a public shell whereby SK2 was treated as the acquirer.
Results of Operations:
We are operating 34 stores as of October 1, 2005 compared to 22 stores as of September 30, 2004. Retail sales were $3,610,592 through the nine months ending October 1, 2005 and $1,520,360 through September 30, 2004, representing a 137% increase in retail sales. Retail sales were $1,188,339 for the quarter ending October 1, 2005 and $641,596 for the quarter ending September 30, 2004, representing a 85% increase in retail sales.
For the nine month periods ending October 1, 2005 and September 30, 2004, total Company revenues were $3,880,056 and $3,011,767, respectively. The Company’s total revenues were $1,188,339 and $1,105,340 for the third quarter ending October 1, 2005 and September 30, 2004, respectively. Current quarter sales increased by 7.5% and increased 28.8% on a year-to-date basis. On a year-to-date basis, wholesale revenue was 6.9% of total revenue through October 1, 2005 compared to 49.5% of revenues for the comparable prior year period.
Gross profit on retail sales, excluding outlet stores, was 31.2% for the nine months ended October 1, 2005 compared to 30.6% for the nine months ended September 30, 2004. Merchandise cost for the nine months ended October 1, 2005 decreased 4.0% as a percent of sales compared to the nine months ended September 30, 2004. Buying and distribution payroll cost for the nine months ended October 1, 2005 increased 1.0% as a percent of sales compared to the nine months ended September 30, 2004. Store lease costs for the nine months ended October 1, 2005 increased 5% as a percent of sales compared to the nine months ended September 30, 2004.

We are changing the mix of store leases to include a higher percentage of permanent stores. These stores are located in prime retail areas where we are expecting higher revenue rates. We have been reviewing all store management personnel and making changes to improve customer service and store performance. We have experienced increased distribution costs due to fuel surcharges. Currently the bulk of our products are air shipped from Europe. With the maturation of the business we plan to manage this cost by using alternate methods of shipment.
Factors affecting gross profit include a revised cost structure on permanent leases, increased payroll costs associated with hiring more experienced store managers, increased distribution costs and fluctuations in foreign currency exchange rates which affected the costs of our international sourcing of products. Gross profits are expected to fluctuate from period to period as the product mix sold by the Company continues to change and the seasonal effects of our business are recognized.
For the nine months ending October 1, 2005, the total of store operating expenses and general and administrative expenses have increased to 129.0% of revenue compared to 58.6% of revenues for the same prior year period ending September 30, 2004. Much of the increased cost was incurred to transform the Company from a wholesale business into a larger retail business.
We incurred significant professional service costs associated with building the information systems infrastructure necessary to support our growth plans. Payroll costs have increased with the addition of management, leasing, store build-out, accounting and information systems personnel. With this foundation in place, we believe that we will be able to achieve our growth plans with moderate cost increases in these areas over the next year. The Company believes this investment in the infrastructure was necessary to execute its growth plan in the retail business. The Company expects to be able to reduce its store operating and general and administrative costs in the future as a percentage of revenues as it continues to expand locations which will make the overall operations more cost effective.
The Company incurred a net loss of ($1,986,390) which was 167.2% of revenues compared to ($664,600) or 60.1% of revenues for the quarters ended October 1, 2005 and September 30, 2004, respectively. On a year-to-date basis, the Company incurred a net loss of ($4,027,562) which was 103.8% of revenues compared to ($857,751) or 28.5% of revenues for the nine months ending October 1, 2005 and September 30, 2004, respectively.
Liquidity and Capital Resources:
The Company’s cash and cash equivalents was $3,345,369 at October 1, 2005, representing an increase of 545% from the cash of $518,919 at December 31, 2004. The Company completed a private equity placement in July which provided additional working capital reflected in the cash balance as presented. Although we have no material commitments for capital expenditures, we anticipate continued expenditures for the roll-out of additional retail stores. As of October 1, 2005, we have funded our operations and satisfied capital expenditure requirements primarily through proceeds received from the sale of equity in private placements. We are a Company with limited operating history upon which to evaluate our business model and prospects. As of December 31, 2003, we had five retail stores open. Currently, we have opened or have executed leases to open 62 stores. Our limited operating history limits the ability to evaluate the long-term viability of our business and the success of our expansion. As a relatively new business, we are subject to all the risks inherent in commercial operations, including unforeseen difficulties and obstacles. There can be no assurance that we will be successful at developing a profitable chain of Kuhlman retail apparel stores.

We have a history of losses and expect to incur substantial expenses associated with increased store development and general and administrative expenses related to our expansion and operating as a public company. We also plan to invest in systems and the infrastructure necessary to support the current and future growth of our retail expansion efforts. As a result, we expect to continue to incur net losses through at least the fiscal year ending 2005. We may require significant additional capital if cost overruns or unforeseen contingencies arise. We have engaged the services of an investment banking firm to help us evaluate our financing options. Nevertheless, there can be no assurance that additional financing will be available on terms favorable or acceptable to us, if at all. If adequate financing is not available, the Company may be required to slow its expansion strategy.
Safe Harbor Statement:
The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated business plans and strategies, projected or anticipated benefits or other consequences of market conditions and opportunities, business plans or strategies, projections involving anticipated sales and revenues, expenses, projected future earnings and other aspects of operational results. All phases of the Company’s operations are subject to a number of uncertainties, risks and other influences, most of which are outside the Company’s control, and any one or combination of which could materially and adversely affect the results of the Company’s operations, and also, could affect whether any such forward-looking statements contained in this prospectus ultimately prove to be accurate. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the factors summarized below:
•	Our continued growth depends on our ability to open and operate stores on a profitable basis and on management’s ability to manage our expansion. Our recent and planned expansion includes the opening of stores in both existing and new geographic markets. Opening stores in new markets has presented, and may continue to present, competitive and merchandising challenges that are different from those faced by us in our existing geographic markets.

•	Our planned expansion is dependent upon a number of factors, including our ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management and employees. Factors beyond our control may also affect our ability to expand, including general economic and business conditions affecting consumer spending.

•	Our continued growth will place an increasing strain on our resources, and we could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, obtaining sufficient quantities of merchandise from vendors, obtaining sufficient material and contract manufacturers to produce our products, expanding our distribution facility and enhancing our financial and operating systems. There can be no assurance that we will be able to manage our growth effectively. Any failure to manage growth could have a material adverse effect on our business, financial conditions and results of operations.

•	Our business is seasonal by nature, with the third and fourth quarters accounting for the largest percentage of annual net sales. It is therefore important that we successfully execute our business plan and operate our business during that time. Outside of the holiday season, monthly sales generally do not fluctuate widely within each store given our one price strategy and lack of discounting. Nonetheless, our quarterly results of operations in the future may fluctuate significantly as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, changes in the mix of products sold, overstocking or under-stocking of merchandise, the timing and level of markdowns, the timing of store closings, expansions and relocations, competitive factors and general economic conditions.

•	Currently, all of our merchandise is manufactured and sourced outside the United States, principally in Italy and Turkey. As a result, our operations are subject to the risks generally associated with doing business abroad, such as foreign government regulations, political instability, regulations relating to imports, the imposition of duties, taxes and other charges on imports, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds.

•	We have experienced delays in receipt of merchandise due to import regulations. The inability of a contract manufacturer to ship orders in a timely manner or the inability of us to receive orders in a timely manner could cause us to fail to meet the merchandise requirements of its stores for those items, which could result in lost sales and dissatisfied customers. Any significant interruption in our foreign sourcing would have a material adverse effect on our business, financial condition and results of operations.
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

ITEM 3. CONTROLS AND PROCEDURES
During the course of their audit of our consolidated financial statements for 2004, SK2’s independent registered public accounting firm, Schechter Dokken Kanter Andrews & Selcer Ltd. (Schechter Dokken), advised management and the Board of Directors that they had identified deficiencies in internal controls. The deficiencies are considered to be a “material weakness” as defined under standards established by the American Institute of Certified Public Accountants. On April 6, 2005, Schechter Dokken communicated to SK2’s Board of Directors that material weaknesses existed that relate to the accounting for inventory and payments made without supporting documentation. In addition, they also communicated to our Board of Directors reportable conditions related to (A) accounting records maintenance, (B) credit card reimbursement policies, (C) issuance of checks to employees for cash, and (D) review of bank reconciliations.
Prior to the identification of the deficiencies indicated at year end, we had already undertaken a number of steps to establish a proper control environment, including:
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
Further, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures need to be constantly improved to ensure that controls and procedures will alert them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. All significant deficiencies or material weaknesses that have been brought to the Chief Executive Officer’s and the Chief Financial Officer’s attention have been corrected. The Company became publicly traded on June 10 and is in the process of testing new controls appropriate for a publicly traded company.
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
ITEM 1. LEGAL PROCEEDINGS
The Company is not currently involved in any legal proceedings.
ITEM 2. SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the Company’s private placement of Preferred Stock on June 23, 2005 and July 14, 2005 (see Note D to the Financial Statements in Part I, Item 1 above; and also see the Company’s current report on Form 8-K filed on July 19, 2005), the Company issued to consultants and selling agents five-year warrants to purchase an aggregate of 1,515,708 shares of common stock at a purchase price of $1.85 per share. These securities were issued in a private placement under Section 4(2) of the Securities Act.
ITEM 6. EXHIBITS
The following exhibits are filed as part of this quarterly report:

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer
31.2	Rule 13a — 14(a)/15d-14(a) certification of principal accounting officer
32.1	Section 1350 certification of chief executive officer
32.2	Section 1350 certification of principal accounting officer
SIGNATURES
     Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KUHLMAN COMPANY, INC.
Date: November 14, 2005	By:	/s/ Scott Kuhlman
Title: Chief Executive Officer

Date: November 14, 2005	By:	/s/ Jon Gangelhoff
Title: Chief Financial Officer
(Principal Accounting Officer)