Form 10KSB
period 2005-12-31
KUHLMAN COMPANY, INC
filed 2006-04-03
CIK 1219641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File No. 0-50187
KUHLMAN COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0883289
(State of incorporation)	(I.R.S. Employer Identification Number)

701 North Third Street, Suite B-1,
Minneapolis, MN	55401
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	(612) 338-5752

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $0.001 Par Value
Securities registered pursuant to Section 12(g) of the Act:	None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.

Yes ☑	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The issuer’s revenues for the fiscal year ended December 31, 2005 were $6,384,005.
The aggregate market value of the Registrant’s voting stock held by non-affiliates as of March 28, 2006 was $48,460,037.
The number of shares of the Registrant’s common stock outstanding as of March 28, 2006 was 22,814,874.
Transitional Small Business Disclosure Format: Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders (Part III).

KUHLMAN COMPANY, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR FISCAL YEAR ENDED DECEMBER 31, 2005

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Definitive Proxy Statement to be used in connection with the election of directors at the 2006 annual shareholders’ meeting (the “Proxy Statement”) are incorporated by reference into Part III, Items 9-12 as follows:

	Part of Form 10-K	Portion of 2006 Proxy Statement
Item 9	Directors and Executive Officers of the Registrant	“ELECTION OF BOARD OF DIRECTORS AND COMMITTEES,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE”

Item 10	Executive Compensation	“EXECUTIVE COMPENSATION”

Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	“VOTING SECURITIES AND PRINCIPAL HOLDERS”

Item 12	Certain Relationships and Related Transactions	“CERTAIN RELATIONSHIPS AND TRANSACTIONS”

Forward-Looking Statements
Certain matters in this Annual Report on Form 10-KSB and our other filings with the SEC, including, without limitation, certain matters discussed in this Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, and are subject to the safe harbor created thereby. Those statements reflect the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, future events and financial trends affecting the Company.
Forward-looking statements are typically identified by the words “believes,” “expects,” “anticipates” and similar expressions. In addition, any statements that refer to expectations or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that matters referred to in such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results. Such factors include:
•	Our ability to anticipate and identify style trends

•	Our ability to identify and secure favorable retail locations

•	Our ability to establish successful vendor relationships and obtain quality products on a timely basis

•	Our ability to hire and develop successful retail salespeople and managers

•	Our ability to identify and develop additional wholesale relationships

•	Our ability to compete successfully against other retailers and market our styles in a profitable manner, and

•	Other factors expressed in our periodic filings with the United States Securities and Exchange Commission, specifically including those risk factors contained in the Company’s current report of Form 8-K filed on June 16, 2005.
Certain of these factors are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below. The Company undertakes no obligation to publicly update or revise these forward-looking statements because of new information, future events or otherwise.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
Our Company
Kuhlman Company is a specialty retailer and wholesale provider of exclusively designed, distinctive, high-quality apparel and accessories, offered under the “Kuhlman” brand through Company-owned retail stores and under private labels through large retailers. Kuhlman, founded by Scott and Susan Kuhlman, is a lifestyle brand focused around high quality apparel designed for men and women 20 years and older. We create a compelling brand experience for our customers by consistently delivering high quality merchandise at great values with in-store experiences that support and affirm our customer’s point of view. Through this brand experience, we develop long-term relationships with our customers which in turn will serve to support our continued growth and expansion.
We opened our first store in August 2003 and currently operate 47 retail stores in 20 states which total 59,161 square feet. The Company has developed three merchandising strategies to maximize its current real estate portfolio. The Company’s 500-1000 square feet concept features primarily men’s and women’s shirtings and an expanding men’s and women’s accessories category. The 1000-1,500 square feet concept represents an edited version of our entire men’s and women’s collection. The Company’s flagship store concept is a 1,500 square feet or larger store that features our entire lifestyle collection of men’s and women’s tailored clothing, sportswear, shirtings and other lifestyle merchandise.

The Company has developed a management team of industry professionals with significant experience in all aspects of retailing and merchandising. Our vision is to stand apart in everything we do. This vision is supported by our core values of treating everyone with respect; accomplishing with integrity; delivering with thoughtful speed; and achieving through accountability. These values translate and communicate our brand to our customer through merchandise, media, store visuals, and selling. The result is a brand which guides the customer through a personal journey of style through unique products, services and experiences.
We are seeking to develop a national retailing presence by focusing store openings in the fifteen largest metropolitan areas in the country. Within these markets, our strategy is to cluster stores with multiple locations. Our store clustering strategy is designed to accommodate our multiple store formats in a market based upon real estate availability and location demographics. We look for unique real estate opportunities in city centers, regentrified neighborhoods, lifestyle centers, high-traffic shopping malls and transportation hubs. Our real estate strategy is designed to benchmark our store location performance against a model store format within our existing real estate portfolio. The clustering of stores is intended to increase brand awareness and improve corporate efficiency. For example, we opened our Rockefeller Center store in April 2005, and have since opened or signed leases for an additional four stores in Manhattan. Our real estate and merchandising strategy also includes the development of outlet locations. As of December 31, 2005, we have opened six outlet locations to provide for clearance activities for our retail store base. As of the date of this filing, we either operate or have entered into leases for 58 retail stores in 20 states.
In addition to our retailing operations, we generate revenue by providing product design and contract manufacturing for department store retailers seeking to augment their in-house expertise. Our wholesale business enhances our profitability in several ways. One way, for example, is through increased production volumes which lower our cost through volume discounts as we control manufacturer capacity.
In addition, we are developing a shop-in-shop concept to offer our Kuhlman brand collection to large retailers. The shop-in-store concept will add additional retail selling square footage with incremental cost and extend our brands reach to traditional department store consumers. Finally, staying close to other retailers and their buying decisions provides us with an insider’s view of competitive decision making, giving us an edge in keeping our apparel looking new, fresh and differentiated.
Reverse Merger Transaction
On April 14, 2005, we (then known as Gaming Venture Corp., U.S.A.) entered into an Agreement and Plan of Merger (the “Merger Agreement”) among SK2, Inc., the Delaware corporation that owns the Kuhlman retail stores, and GV Acquisition Corp., a Delaware corporation and our wholly owned subsidiary formed solely for the purpose of engaging in the merger transaction contemplated by the Merger Agreement (such transaction is referred to herein as the “Merger”). We entered into the Merger Agreement in order to acquire the Kuhlman retail business owned by SK2. Historically, we engaged in the business of publishing and distributing industry reports and newsletters to the gaming and hospitality industries as well as providing consulting and advisory services to the gaming and hospitality industries. Prior to the Merger, however, we wound down and ceased operating these businesses. The Merger was effected June 10, 2005 by the filing of a certificate of merger with the Delaware Secretary of State. As a result of the Merger, SK2 became our wholly owned operating subsidiary. Immediately prior to the Merger we changed our name to “Kuhlman Company, Inc.,” and effected a stock combination (i.e., reverse stock split) on a one-for-five-share basis, all pursuant to the terms of the Merger Agreement. Prior to the Merger, our common stock was quoted on the over-the-counter bulletin board under the trading symbol “GVUS.OB.” Now, our common stock trades under the symbol “KHLM.OB.” As of March 27, 2006 the Company’s common stock began trading on the American Stock Exchange under the symbol “KUL”.
In the Merger and in exchange for all of their shares of SK2 common stock, the stockholders of SK2 received a number of shares of our capital stock such that they owned approximately 91% of the shares of our capital stock outstanding immediately after the Merger. As of June 10, 2005 (immediately after the Merger), we had 16,052,835 shares of capital stock outstanding, including 14,749,950 shares of preferred stock issued to former holders of SK2 common stock in the Merger and 1,302,606 shares of our common stock that were outstanding prior to the Merger (after adjustment for the one-for-five reverse stock split).

In connection with the Merger, we created a new class of preferred stock, denominated “Series A Preferred Stock,” which the former holders of SK2 common stock received in the Merger in exchange for the cancellation of their SK2 common stock. Subject to certain adjustments, each share of Series A Preferred Stock may be converted into one share of our common stock after a registration statement covering the resale of such common shares has been declared effective, and all shares of Series A Preferred Stock will automatically be converted into shares of our common stock on June 10, 2006. Our Series A Preferred Stock has no liquidation preference or other senior rights typically associated with a preferred stock, except that the holders of our Series A Preferred Stock possess voting rights on an as-if-converted basis and are entitled to a preference for the payment of dividends if and when declared by our board of directors.
The Kuhlman Consumer
Kuhlman stands apart and so does its customer. We target style-conscious men and women, ages 20 years and older. Our customer is a social influencer who appreciates quality and value. This consumer is a career motivated individualist who consults media regularly for his or her purchasing decisions. We believe there are over 40 million of these fashion savy consumers who have limited time to shop. These consumers are looking for a retail store that delivers consistently on quality, styling and value. The Kuhlman concept appeals to these consumers because of its focused merchandising, wardrobe-building strategy, efficient store layouts, continual flow of new merchandise, and compelling value. Our targeted customer has outgrown The Gap, Abercrombie & Fitch, and Banana Republic; has grown tired of the department store experience; and has developed an appreciation of better brands and styling. However, this consumer is either unable or unwilling to pay prices typical of these better brands. We believe this consumer is looking for a sensible fashion equation — classically styled, tailored clothing, constructed of high-quality fabrics and offered at affordable prices.
We seek to capture this consumer’s attention by offering an understandable wardrobe strategy built around woven shirts. We believe that woven shirts have become the primary wardrobe driver for both men and women customers and will continue to be so for the foreseeable future. Woven shirts are accompanied with trousers, sweaters, belts, and jackets to provide a complete wardrobe approach. We reinforce our consumer’s brand experience with the idea that Kuhlman is more than just a line of clothing, it is a lifestyle. To establish this connection with our customer, we guide the customer through personal journey of style by building a wardrobe that incorporates distinctive styling and interesting details.
Our tactics to develop a long-term relationship with our customer include: (i) database management; (ii) loyalty programs; (iii) direct communications with customers; and (iv) multi-channel distribution. Our database management includes building complete customer profiles and utilizing state-of-the-art customer relationship management software to communicate directly with the customer. Our loyalty programs include the Kuhlman credit card, special merchandise selections, newsletters, anytime free alterations, and event notification. We communicate directly with our customers via the web using e-blasts, pinpoint media, and direct marketing channels. And our multi-channel distribution will allow our customers to shop Kuhlman via an enhanced website, direct mail, buy-online/pickup in store, and retail store and shop-in-shop locations. In just a short time, we believe we have established a recognizable brand with our customer based on our product features and consumer relationship strategies.
Our Product
At Kuhlman, everything begins with the product. Kuhlman’s product grew out of Scott and Susan Kuhlman’s vision of high quality merchandise that was both affordable and fashionable. Our product starts at the finest mills in Europe where fabrics are sourced and selected. From the mills, we coordinate design and manufacturing in such a way that we offer merchandise with current styling at the same quality level as competitive products selling at twice or triple our retail price. We have defined a disciplined design and production schedule in order to consistently deliver compelling product to our consumers. Our men’s and women’s collections incorporate bold styling, colors, patterns, shapes and fabrics in such a manner to be accord with our goals, values and culture.
Our product is displayed in stores with bright paint colors, raw steel fixtures, dark espresso finishes, and dramatic lighting. We display our woven shirts on hangers and organized by sizing. We quote our woven shirt sizing in centimeters (40, 41, 42, etc.) rather than the American custom of collar and sleeve length. We believe this contributes to our brand distinction while limiting the number of SKUs to carry in inventory.
Our product strategy is to entice our targeted consumer with high-quality, classic woven shirts, consistently updated with current styling. Approximately 70% of our store inventory consists of shirts marketed under the Kuhlman brand name. With woven shirts as the primary wardrobe driver, we have introduced blazers, trousers, skirts, sweaters, suits, ties and other accessories to complement a wardrobe built around the woven shirt. These products all share the same sense of quality, fashion and affordability as our woven shirts. This focused merchandise selection and coordination is designed to assist consumers in acquiring a simple, stylish and complete wardrobe. In this way, we seek to provide an understandable wardrobe-building strategy to our targeted consumer.
We assemble wardrobes with an emphasis on high-quality merchandise sold at understandable prices. In this regard, we have adopted a simple price strategy for our merchandise. For example, most of our shirts are sold for $55 and $75: ties $45: and trousers $95 and $125. Thus far, customer feedback has been extremely positive because customers have certainty about the price they will pay for an item before they enter a Kuhlman store. We also seek to generate “buy-now” response by limiting production runs. This causes our customers to continually see different merchandise when they visit our stores, and creates a sense of urgency for purchases. We believe that our simple price strategy and limited production runs eliminate the primary reasons that consumers defer the decision to buy.
We have introduced our “standards program” consisting of selling dress shirts in white, blue and other basic colors. This is an important product line extension for us because basics comprise in excess of 50% of shirt sales in the apparel industry. When we first began opening stores, we believed it was essential to present a completely unique product and value proposition to customers in order to establish our brand. This centered on displaying an inventory with an exciting new look constructed with the fine fabrics. We believe that as we introduce shirts in basic colors such as solid whites and blues, our customers will purchase their “standards” from us as well. Ultimately, we expect that our standards program will result in increased store sales and inventory turns.
Store and Corporate Operations
Multi-Channel Distribution
We complement our core retail store business with a wholesale sourcing business for larger retailers. We believe that the infrastructure of large retailers makes it difficult for them to act in the flexible manner needed to respond to and capitalize on quickly changing merchandise trends and design coordination. To serve this growing need and to enjoy the synergies provided to our own retail operations, we offer design, procurement and manufacturing sourcing to large retailers under private label. To date, our clientele for this wholesale sourcing business has included Marshall Fields, Nordstrom, Kohl’s, and Sears. In addition, we believe that our retail business benefits from our wholesale sourcing activities through our realization of volume-based cost reductions at the mill and manufacturing levels, and our elimination of middleman profits throughout our supply chain.
Vertical Integration
We have developed a “direct-to-consumer” supply chain model. This direct-to-consumer model seeks to remove costs throughout our supply chain by eliminating unnecessary and costly steps from fabric mills, manufacturers, wholesale buyers, distributors, retailers, and consumers. We negotiate directly with fabric mills and manufacturers to produce to our specifications. By integrating up the supply chain, we have eliminated the need to support an extensive network of wholesale and retail relationships, thereby avoiding intermediary mark-ups and allowing us to pass our savings to our customers.
Store-Level Economics
Our stores are targeted to achieve a minimum annual revenue run rate of $250,000, or $250 per square foot within one year of opening. Five of our stores that were open for the entire 2004 calendar year achieved average revenue of approximately $255,000 and average revenue per square foot of $400 for 2005. We have identified key factors effecting our operating efficiency, including brand identification, mall location, store management, staffing and employee training, initial stocking and inventory control, and product mix.
Purchasing and Distribution
We source merchandise from what we believe are the best factories and finest fabric mills in the world. At present, all Kuhlman shirts are manufactured in Turkey and use high-quality fabrics from Turkey and Italy. The quality of shirt fabrics is graded on a numbering system, with the best fabrics being 120’s quality. For the overall shirt industry, this quality scale goes down to 30’s quality, which are typically used in shirts found in big-box retail stores. An additional grading system is based upon using two plies of yarns (i.e., twisting two yarns together) for a stronger more stable yarn. Our shirts use a minimum of 80’s quality fabrics, and most often 2-ply fabrics, making our shirts a high-quality product for the consumer. We purchase a majority of our merchandise no more than 60 days in advance of delivery. Scott and Susan Kuhlman and their staff regularly travel to factories and fabric mills to inspect production capabilities, piece goods quality, and other aspects of production. Currently, we are working to expand the number of vendors from whom we purchase product to ensure reliable, uninterrupted sources of merchandise.
We utilize a centralized distribution receiving and shipping practice. Currently, merchandise is either shipped directly from manufacturing sites in Europe to our Kuhlman retail stores or received at our Company headquarters in Minneapolis where it is sorted, tagged with bar-coded tickets and packaged for distribution to our stores. Our goal is to ship the majority of our merchandise to the stores within one to two business days of receipt. In addition, we ship additional inventory for restock as store sales occur. This allows us to control inventory flows. Thorough and precise inventory management allows us to minimize overstock by redirecting slow-moving inventory to stores that are experiencing greater success with the fashion.
Information Technology
We have implemented a sophisticated computerized system for tracking merchandise from the time it leaves the factory and enters our distribution system to when it is sold to the customer. The objective of this technology is to insure that (i) store shipments are delivered accurately and promptly, (ii) store inventories remain constant, and (iii) merchandise is properly allocated among stores. In addition, this system allows us to monitor store sales by merchandise classification, SKU, color and size to determine types and amounts of products to purchase, detect products and trends that are emerging or declining, and optimize product mix in our stores by responding to the spending patterns of customers. We believe this system will enhance our growth by allowing stores to carry a reduced inventory and increase turnover, helping us satisfy consumer demand, and providing us with information needed to efficiently manage operations.
Brand Building and Marketing
The Kuhlman brand is about classic styling, updated merchandise, and understandable prices. We seek to create a compelling brand experience that will instill a long-term relationship with our customer. In order to create long term relationships with our customers, we communicate Kuhlman is more than a line of clothing, it is a lifestyle. Thus, we believe that once this message is established in the minds of our customer, our brand will be our most important asset. Our success depends on our ability to continuously evolve our brand to the changing needs and priorities of our target consumer and consistently delivering product which inspires their imagination.
Delivering a compelling brand experience is a function of our strategies regarding merchandise, marketing/media, visual store environment, and in-store selling. We are committed to executing on these strategies in a manner consistent with our corporate mission: guiding personal journeys of style through unique products, services and experiences. The brand seeks to instill an authentic European cache distinction with an “only at Kuhlman” factor or feel.
We plan to continue investment in the development of our brand through, among other things, client research, advertising, in-store marketing, direct-mail marketing, and our internet presence. We also plan to make investments to enhance the overall client experience through the opening of new stores, the expansion and remodeling of existing stores, and focusing on client service.

The Company’s marketing consists of in-store point of sale materials, web, guerrilla tactics, public relations, and loyalty programs. In-store, Kuhlman relies on the product to be the central marketing hero and chief spokesperson as to what the Company stands for. In addition, the stores market through the use of gift cards, a private label credit card program, and e-blasts to drive consumer traffic. The Company’s website is currently being redesigned and is anticipated be released in second quarter in 2006. The updated website will be considered a flagship store and offer a wide breadth of content for Kuhlman customers in support of the Company’s lifestyle branding. The Company’s guerilla marketing program is focused on creating reasons for people to talk Kuhlman. Included within this strategy are celebrity product placement and office drops. In addition, we will increase our efforts to generate favorable press and public relations from our press kits, interviews, makeovers, and other grassroots marketing strategies. We believe that the brand’s success to date has been achieved by customers discovering our products on their own or learning about us through word of mouth. We attempt to capture the e-mail addresses of customers that purchase product in our stores and the e-mail addresses of visitors to our website. We believe that enthusiasm for our brand is evidenced by the growing number of hits on our website. For example, monthly website hits grew from approximately 400,000 in October 2004 to approximately 3.2 million in December 2005. We intend to utilize e-mail as our primary method for staying in contact with customers. We believe that our brand’s success to date can be attributed to its grassroots and internet-based marketing strategies. In order to find new customers, we presently intend to continue relying on press derived from press kits, some local advertising, word of mouth, and opening stores in high-foot-traffic locations throughout the United States.
We have pending applications seeking federal registration of our “KUHLMAN”, “KUHLMAN — APPAREL FROM A DIFFERENT PERSPECTIVE”, and “KUHLMAN — STAND APART” trademarks. Our “KUHLMAN — APPAREL FROM A DIFFERENT PERSPECTIVE” trademark application was approved for publication in the United States Patent and Trademark Office’s Official Gazette on July 12, 2005. Although registration of our “KUHLMAN” trademark has been refused based upon the examiner’s contention that this mark is “primarily merely a surname,” we believe that we successfully will overcome the examiner’s objection and secure registration of this trademark on the Principal Trademark Register.
Employees
Our executive offices are based in Minneapolis, Minnesota, where we currently employ approximately 26 people. Our retail operations have approximately 250 employees — approximately 110 of whom are full time. Our personnel plan calls for the average Kuhlman store to have three to four part-time employees. Each retail store will have a store manager. Our part-time employees receive approximately $8 per hour and 2% commission. Our personnel plan also calls for one regional manager for approximately every 12 stores. We intend to hire regional managers who will oversee clusters of stores in a particular geographic area. Regional managers will receive a base salary and performance compensation. We have additional managers for operations, marketing, shipping and distribution, and operations. We intend to continue to invest in our personnel to obtain high quality professionals at both the corporate and retail store levels.
Competition
The men’s and women’s retail apparel industries are highly competitive with fashion, selection, quality, price, location, store environment and service being the principal competitive factors. While we believe that we are able to compete with other merchandisers, including department stores and specialty retailers, we believe that we compete mainly on the basis of merchandise selection and consumer value proposition.
In the men’s merchandise areas, we compete with specialty retailers such as Banana Republic, Mark Shale, American Eagle Outfitters, and The Gap. In addition to specialty retailers, we compete with certain department stores, such as Dillard’s, Federated, Nordstrom’s, May Company, Saks and other local or regional department stores and specialty retailers, as well as with mail order and internet merchandisers.
In women’s merchandise areas, we compete with specialty retailers such as Limited, Ann Taylor, and Chico’s. In addition to specialty retailers, we compete with certain department stores, such as Dillard’s, Federated, Nordstrom’s, May Company, and Saks, other local or regional department stores and specialty retailers, and certain mail order and internet merchandisers.

ITEM 2. DESCRIPTION OF PROPERTY
The Company leases approximately 15,000 square foot of a 30,000 building to house its corporate offices and warehouse facility located in Minneapolis, Minnesota. The building is a converted warehouse in a newly renovated upscale historic warehouse district. This lease expires December 31, 2008. The Company maintains all of its facilities and equipment in good working order and has secured adequate insurance for the facilities and its contents.
The Company believes that the current facilities are adequate for the current level of business activities, but is searching for alternatives for expansion to meet the continued sales increases. In the event that the Company requires additional facilities, the Company believes it could procure acceptable facilities. The Company does not own any real estate.
Below is a list of our current stores as of the date of this filing.

Store	Location
Albertville — K-Space	6500 Lebeaux Ave., Albertville MN
Armitage — IL	838 W. Armitage Ave. , Chicago IL
Bel Mar	364 S. Teller St. , Lakewood CO
Bellevue	205 Bellevue Square, Bellevue WA
Birmingham	152 N. Old Woodward, Birmingham MI
Calhoun Square	3001 Hennepin Ave, Minneapolis MN
Central West End	243 N. Euclid Ave., St Louis MO
Century Mall	2828 N. Clark St. , Chicago IL
Chestnut / Philly	1805 Chestnut St, Philadelphia PA
Chestnut / San Francisco	2146 Chestnut St, San Francisco CA
Citi Corp	500 West Madison St., Chicago IL
Clayton Lane — CO	110 Clayton Lane, Denver CO
Dallas Galleria	13350 Dallas Parkway, Dallas TX
Galleria Flagship	3410 Galleria, Edina MN
Gaviidae I	651 Nicollet Mall, Minneapolis MN
Gaviidae II	651 Nicollet Mall, Minneapolis MN
Gaviidae Womens	651 Nicollet Mall, Minneapolis MN
Geneva Commons	1514 Commons Dr., Geneva IL
Georgetown Park	1250 Wisconsin Ave, Washington DC
Great Lakes Mentor	7850 Mentor Ave., Mentor OH
Harborplace	200 E Pratt St, Baltimore MD
Harborplace Women’s	200 E. Pratt St., Baltimore MD
Houston Galleria	5175 Westheimer, Houston TX
Las Vegas Fashion Show II	3200 South Las Vegas Blvd, Las Vegas NV
Legacy Village	24355 Cedar Road, Lyndhurst OH
Liberty Place	1625 Chestnut Street, Philadelphia PA
Liberty Village K-Space	#1 Church Street, Flemington NJ
Lighthouse	101 Lighthouse Place, Michigan City IN
Madison	444 Madison Ave, New York NY
North Georgia — K-Space	800 Hwy 400 S, Dawsonville GA
Olde City — PA	227 Market Street, Philadelphia PA

Store	Location
One Pacific Place	10375 Pacific Street, Omaha NE
Palo Alto	180 El Camino Real/N325 Stanford, Palo Alto CA
Phipps Plaza	3500 Peachtree Road, Atlanta GA
Prudential	800 Boylstone St., Boston MA
Rockefeller Center	30 Rockefeller Center, New York NY
Santana Row	334 Santana Row, San Jose CA
Skyway	651 Nicollet Mall, Minneapolis MN
SoHo	96 Grand Street , New York NY
Southport	3724 N. Southport, Chicago IL
Spire	860 W. Peachtree St., Atlanta GA
Sunset Plaza	5701 Sunset Drive, South Miami FL
The Boulevard	#28 The Boulevard, Richmond Heights MO
Tower City	230 W Huron Rd, Cleveland OH
Village Pointe	17250 Davenport St, Omaha NE
Waterloo K-Space — NY	655 Route 318, Waterloo NY
West Village	484 6th Ave (#79 12th Street), New York NY
Willowbend	6121 West Park Blvd, Plano TX
ITEM 3. LEGAL PROCEEDINGS
The Company is not currently involved in any legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Dividends
The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company’s continued need to retain earnings for operations and expansion is likely to limit the Company’s ability to pay future cash dividends.
Market Information
Prior to the consummation of the Merger, our common stock traded on the over-the-counter bulletin board under the symbol “GVUS.OB.” Since the Merger and as a result of the Company’s name change to Kuhlman Company, Inc., our common stock has traded under the symbol “KHLM.OB.” Effective March 27, 2006, the Company’s common stock began trading on the American Stock Exchange under the symbol “KUL”. The following table sets forth the high and low bid prices for our common stock as reported by the over-the-counter bulletin board since our common stock began trading over the counter in 2004. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Throughout the periods indicated below, trading in our common stock was sporadic, exemplified by low trading volume and many days during which no trades occurred:

	Price Range
	2005		2004
Quarter Ended	High	Low	High	Low
March 31	0.20	0.14	Not Listed	Not Listed
June 30	6.50	0.15	Not Listed	Not Listed
September 30	6.00	2.70	0.25	0.05
December 31	3.30	2.08	0.20	0.05
The shares of our common stock are subject to various governmental or regulatory body rules, including the Securities Act of 1933 and regulations thereto, the Securities Act of 1934 and regulations thereto, and rules promulgated by the NASD, which may affect the liquidity of the shares.
The future sale of presently outstanding “unregistered” and “restricted” shares of our common stock by present members of management and persons who own more than five percent of our outstanding voting securities may have an adverse effect on any “established trading market” that may develop in our shares of common stock.
Holders
The approximate number of shareholders of record of our common stock as of December 31, 2005 was approximately 220. The approximate number of shareholders of record of our Series A Preferred Stock as of December 31, 2005 was 119.
Equity Compensation Plans
The following table provides information concerning the Company’s equity compensation plans as of December 31, 2005.

			Number of securities
	Number of securities to	Weighted average	remaining available for future
	be issued upon exercise of	exercise price of	issuance under equity
	outstanding options,	outstanding options,	compensation plans
	warrants and rights	warrants and rights	(excluding securities reflected
			in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	447,500	$1.88	1,052,500
Equity compensation plans not approved by security holders	110,000	$1.85	—
TOTAL	557,500	$1.87	1,052,500
Purchase of Equity Securities
The Company did not repurchase any of its securities during fiscal years 2005 and 2004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Overview:
On April 14, 2005, we (then known as Gaming Venture Corp., U.S.A., a Nevada corporation) entered into an Agreement and Plan of Merger (the “Merger Agreement”) among SK2, Inc. (SK2), the Delaware corporation that owns the Kuhlman retail stores, and GV Acquisition Corp., a Delaware corporation and our wholly owned subsidiary formed solely for the purpose of engaging in the merger transaction contemplated by the Merger Agreement (such merger transaction is referred to herein as the “Merger”). We entered into the Merger Agreement in order to acquire the Kuhlman retail business then owned by SK2. At and after our inception in 1995, we were engaged in the business of publishing and distributing industry reports and newsletters to the gaming and hospitality industries as well as providing consulting and advisory services to the gaming and hospitality industries. Prior to the Merger, however, we wound down and ceased operating these businesses. The Merger was effected June 10, 2005. As a result of the Merger, SK2 become our wholly owned operating subsidiary. Immediately prior to the Merger we changed our name to Kuhlman Company, Inc., and effected a reverse stock split on a one-for-five share basis, all pursuant to the terms of the Merger Agreement. Also prior to the Merger, our common stock was quoted on the over-the-counter bulletin board under the trading symbol “GVUS.OB.” After the merger, our common stock traded under the symbol “KHLM.OB.” Effective March 27, 2006, our stock trades under the symbol “KUL” on the American Stock Exchange.
In the Merger and in exchange for all of their shares of SK2 common stock, the stockholders of SK2 received a number of shares of our capital stock such that they owned approximately 91% of the outstanding shares of our capital stock on a fully diluted basis immediately after the Merger. As of June 10, 2005, the Company had issued and outstanding 16,052,835 shares of capital stock, including 14,749,950 shares of preferred stock issued to former holders of SK2 common stock in the Merger and 1,302,606 shares of our common stock that were outstanding prior to the Merger (adjusted for the one-for-five reverse stock split). For accounting purposes, the Merger was treated as the reverse acquisition of a public shell whereby SK2 was treated as the acquirer.
Results of Operations:
Revenue
We were operating 53 stores as of December 31, 2005 compared to 27 stores as of January 1, 2005; 20 of the new stores were opened in the fourth quarter of 2005. For the years ended December 31, 2005 and January 1, 2005, total Company revenues were $6,384,005 and $4,432,942, respectively. Wholesale revenue was 7.5% of total revenue compared to 37.0% of revenues for the comparable prior year. Retail sales were $6,071,982 and $2,792,821 for the fiscal years ended December 31, 2005 and January 1, 2005, respectively, representing a 117% increase in retail sales.
We are anticipating increased revenues in 2006. We are implementing several tactics to effect this increase including the following: open new stores, maximizing store layouts including improved fixtures, managing our current base of stores by hiring additional regional managers, creating the right store model including merchandise assortments and presentations, expansion of the accessories category, raising retail prices, adding a manager for each store and improving our branding and marketing.
Gross Profit
Gross profit represents net sales less cost of sales. Cost of sales includes cost of merchandise and freight from vendors, costs incurred for shipping and handling, payroll for design, buying and merchandising personnel, and store occupancy costs. Overall gross profit as a percent of sales was (11.9)% in 2005, 22.9% in 2004. Merchandise costs as a percent of sales was 79.8% in 2005, and 64.7% in 2004. Merchandise cost of sales at outlet stores was higher than planned at 203.2% of sales in 2005 compared to 39.5% of sales in 2004. A valuation reserve for anticipated losses on merchandise held at the end of 2005 of approximately $601,000 was charged to merchandise cost of sales in 2005. $417,000 of this reserve related to the regular retail stores and $184,000 related to the outlet stores. No such allowance was required in 2004. Merchandise costs increased in 2005 in part because in December we initiated our first promotional pricing program.

Store occupancy cost as a percent of sales was 20.9% in 2005, and 8.8% in 2004. Store occupancy costs were $1,338,987, and $390,000 and are included in cost of sales for the years ended December 31, 2005, and January 1, 2005. We opened 32 stores in 2005; 20 of these stores were opened in the fourth quarter. For the stores opening in the fourth quarter we had high occupancy cost compared to the revenue these stores generated as these stores were just opened. As of December 31, 2005, we had 53 stores open totaling 64,895 square feet. As of January 1, 2005, we had 27 stores open totaling 20,088 square feet. We are re-evaluating all current real estate to maximize financial performance with improved brand presentation. In the first quarter of 2006 we have consolidated stores in some markets in order to achieve better store economics.
In the fourth quarter of 2005 we made a shift from opening smaller stores to targeting stores of approximately 2500 square feet. Stores are grouped into 3 categories. Flagship stores with square footage over 1500 square feet, edited flagship stores with between 1000 and 1500 square feet, and shirt shops with square footage of less than 1000 square feet of selling space. Flagship stores will present the full brand including both men’s and women’s clothing. Edited flagship stores will present every product category for men’s and women’s but not every available style. The focus for shirt stores will be men’s and women’s shirts and an expanded line of accessories. We are also implementing a consistent fixture plan across all stores.
We are currently targeting 15 major metropolitan markets where the focus will be full brand presentation in re-gentrified neighborhoods and lifestyle centers.
We are currently executing tactics to improve gross margin by increasing the initial markup, reducing cost and maintaining high quality with improved sourcing, and reducing our freight and logistics costs.
Store Expenses
Store operating expenses were 53.9% and 26.8% of total revenue for the years ended December 31, 2005 and January 1, 2005, respectively. This cost increase was largely due to establishing new systems and opening new stores with comparably low revenues. We expect these rates to decrease in 2006 by increasing store revenues, and by more focused expense management. We are in the process of hiring a manager for each store. This will help us focus on reducing payroll cost and other store operating expenses.
General and Administrative Costs
General and administrative costs were 70.9% and 39.8% of total revenue for the years ended December 31, 2005 and January 1, 2005, respectively. In 2005, we incurred significant professional service costs associated with building the information systems infrastructure necessary to support our growth plans and costs associated with the merger. Payroll costs have increased with the addition of management, leasing, store build-out, accounting and information systems personnel. With this foundation in place, we believe that we will be able to achieve our growth plans with moderate cost increases in these areas over the next year. The Company believes this investment in the infrastructure was necessary to execute its growth plan in the retail business.
Net Loss
The Company incurred a net loss of $8,807,991 which was 138% of revenues compared to $2,190,982 or 49% of revenues for the years ended December 31, 2005 and January 1, 2005, respectively.
Liquidity and Capital Resources:
Cash
The Company’s cash and cash equivalents were $339,672 at December 31, 2005, representing a decrease of 35% from the cash of $518,919 at January 1, 2005. The Company completed a private equity placement in July which provided additional working capital reflected in the cash balance as presented. As of December 31, 2005, we have funded our operations and satisfied capital expenditure requirements primarily through proceeds received from the sale of equity in private placements. In January and March of 2006, the Company raised a total of $6,918,750 in cash through a private placement of 3,075,000 shares of common stock. On March 2, 2006, the Company entered in a credit agreement with Venture Bank. This agreement provides for a $1,000,000 line of credit.
The Company purchased $9,235,391 of inventory during 2005. This consumed cash during 2005 and resulted in an accounts payable balance of $4,179,794 at the end of the year. We have been selling the merchandise at promotional prices to convert this merchandise into cash, and we have put additional controls in place to manage our inventory levels closer to optimum levels moving forward.

We are a Company with limited operating history upon which to evaluate our business model and prospects. As of December 31, 2003, we had five retail stores open. Currently, we have opened or have executed leases to open 59 stores. Although we have no material commitments for capital expenditures, we anticipate continued expenditures for the roll-out of additional retail stores. Our limited operating history limits the ability to evaluate the long-term viability of our business and the success of our expansion. As a relatively new business, we are subject to all the risks inherent in commercial operations, including unforeseen difficulties and obstacles. There can be no assurance that we will be successful at developing a profitable chain of Kuhlman retail apparel stores.
We have a history of losses and expect to incur substantial expenses associated with increased store development and general and administrative expenses related to our expansion and operating as a public company. We also plan to invest in systems and the infrastructure necessary to support the current and future growth of our retail expansion efforts. As a result, we expect to continue to incur net losses through at least fiscal year February 3, 2007. We may require significant additional capital if cost overruns or unforeseen contingencies arise.
Inventory
We began the year with $1,514,591 in inventory and made purchases totaling $9,235,391. The cost of merchandise sold plus shrinkage totaled $4,499,660 during the year leaving us with inventories of $6,250,322 at original cost. We have recorded a valuation reserve against ending inventory of $600,784 bringing the net inventory value down to $5,649,538 as of December 31, 2006. The reserve represents expected discounts below our original cost that will be required to sell the inventory on hand as of December 31, 2005.
As a result of these inventory levels we have initiated promotional and clearance pricing events. This has allowed us to manage our revenue and to convert much of this inventory to cash in the first quarter of 2006. These promotional and clearance events have also helped to expose the Kuhlman brand to many customers who would not have otherwise purchased from us at the original price point.
We have enhanced our inventory control procedures under the direction of our new CEO. We now have an Inventory Control Manager with significant retail experience. We have also engaged a retail inventory consultant that has helped us develop a set of tools and review processes for the inventory procurement process. Additionally, our merchandise department has a formal weekly meeting to review financial metrics, revenue goals, and target inventory levels.
Safe Harbor Statement:
The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements. Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated business plans and strategies, projected or anticipated benefits or other consequences of market conditions and opportunities, business plans or strategies, projections involving anticipated sales and revenues, expenses, projected future earnings and other aspects of operational results. All phases of the Company’s operations are subject to a number of uncertainties, risks and other influences, most of which are outside the Company’s control, and any one or combination of which could materially and adversely affect the results of the Company’s operations, and also, could affect whether any such forward-looking statements contained in this Form 10-KSB ultimately prove to be accurate. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the factors summarized below:
•	Our continued growth depends on our ability to open and operate stores on a profitable basis and on management’s ability to manage our expansion. Our recent and planned expansion includes the opening of stores in both existing and new geographic markets. Opening stores in new markets has presented, and may continue to present, competitive and merchandising challenges that are different from those faced by us in our existing geographic markets.

•	Our planned expansion is dependent upon a number of factors, including our ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train qualified management and employees. Factors beyond our control may also affect our ability to expand, including general economic and business conditions affecting consumer spending.

•	Our continued growth will place an increasing strain on our resources, and we could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, obtaining sufficient quantities of merchandise from vendors, obtaining sufficient material and contract manufacturers to produce our products, expanding our distribution facility and enhancing our financial and operating systems. There can be no assurance that we will be able to manage our growth effectively. Any failure to manage growth could have a material adverse effect on our business, financial conditions and results of operations.

•	Our business is seasonal by nature, with the third and fourth quarters accounting for the largest percentage of annual net sales. It is therefore important that we successfully execute our business plan and operate our business during that time. Outside of the holiday season, monthly sales generally do not fluctuate widely within each store given our one price strategy. Nonetheless, our quarterly results of operations in the future may fluctuate significantly as a result of a variety of factors, including the timing of store openings, the amount of revenue contributed by new stores, changes in the mix of products sold, overstocking or under-stocking of merchandise, the timing and level of markdowns, the timing of store closings, expansions and relocations, competitive factors and general economic conditions.

•	Substantially all of our merchandise is manufactured and sourced outside the United States, principally in Italy and Turkey. As a result, our operations are subject to the risks generally associated with doing business abroad, such as foreign government regulations, political instability, regulations relating to imports, the imposition of duties, taxes and other charges on imports, significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds.

•	We have experienced delays in receipt of merchandise due to import regulations. The inability of a contract manufacturer to ship orders in a timely manner or the inability of us to receive orders in a timely manner could cause us to fail to meet the merchandise requirements of its stores for those items, which could result in lost sales and dissatisfied customers. Any significant interruption in our foreign sourcing would have a material adverse effect on our business, financial condition and results of operations.
Disclosures about Contractual Obligations and Commercial Commitments
The following summarizes our contractual obligations at December 31, 2005, and the effect of these contractual obligations are expected to have on our liquidity and cash flows in future periods:

		1 Year	2-3	Over
	Total	or Less	Years	3 Years
Operating Leases	$17,154,324	$2,828,017	$4,986,871	$9,339,436
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
Recently Issued Accounting Pronouncements
FIN No. 46R

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities, a revision of FIN 46” which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46R are effective for interests in variable interest entities (VIE) as of the first interim, or annual, period ending after December 15, 2004 except for VIEs considered special-purpose entities in which the effective date is for periods ending after December 15, 2003. The Company does not expect the adoption of FIN 46R to have a material effect on its consolidated financial statements.

SFAS No. 151

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

SFAS No. 153

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payments (FAS 123(R)), which is a revision of SFAS No.123 and supersedes Opinion 25. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) is effective at the beginning of the first annual period beginning after December 15, 2005. We expect to adopt FAS 123 (R) on January 1, 2006. Although the Company is currently assessing the application of SFAS No. 123 (R), the Company believes that the adoption of this statement will not have a material impact on its financial position, results of operations and cash flows.

SFAS No. 154

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Kuhlman Company, Inc.
Minneapolis, Minnesota
We have audited the accompanying consolidated balance sheets of Kuhlman Company, Inc. as of January 1, 2005 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kuhlman Company, Inc. as of December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ Schechter Dokken Kanter Andrews & Selcer Ltd
Minneapolis, Minnesota
March 17, 2006

KUHLMAN COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and January 1, 2005

	December 31,	January 1,
	2005	2005
ASSETS:
Current assets:
Cash and cash equivalents	$339,672	$518,919
Accounts receivables, net of allowance for doubtful accounts of $2,000	75,143	50,074
Inventories	5,649,538	1,514,591
Prepaid expenses	249,903	20,808
Lease deposits, current portion	33,000	—
Due from officer	—	7,731
Other current assets	99,430	36,326

Total current assets	6,446,686	2,148,449

Property and equipment, net	2,311,361	258,521

Other assets, lease deposits, net of current portion	314,527	28,022

	$9,072,574	$2,434,992

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,179,794	$622,269
Accrued expenses	594,048	190,191
Deferred rent, current portion	5,096
Notes payable	475,434	621,570

Total current liabilities	5,254,372	1,434,030

Deferred rent, net of current portion	276,504	—

Total liabilities	5,530,876	1,434,030

Stockholders’ equity:
Common Stock ($.001 par value; 50,000,000 shares authorized; 15,976,960 and 10,013,228 shares, respectively, issued and outstanding at December 31, 2005 and January 1, 2005)	15,978	10,013
Preferred Stock ($.001 par value; 22,000,000 shares authorized; 6,566,784 and 0, respectively, issued and outstanding at December 31, 2005 and January 1, 2005)	6,567	0
Additional paid-in capital	14,226,120	2,889,925
Accumulated deficit	(10,706,967)	(1,898,976)

Total stockholders’ equity	3,541,698	1,000,962

Total liabilities and stockholders’ equity	$9,072,574	$2,434,992

See notes to consolidated financial statements

KUHLMAN COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For Years Ended December 31, 2005 and January 1, 2005

	December 31,	January 1,
	2005	2005
Sales	$6,384,005	$4,432,942
Cost of sales	7,110,035	3,418,767

Gross profit	(726,030)	1,014,175

Store operating expenses	3,439,692	1,187,662
General and administrative	4,527,543	1,765,423

Loss from operations	(8,693,265)	(1,938,910)

Other income (expense):
Interest expense	(152,844)	(237,578)
Other income	47,600	2,866

Loss before income taxes	(8,798,509)	(2,173,622)
Income tax provision	9,482	17,360

Net loss	$(8,807,991)	$(2,190,982)

Basic and diluted loss per share	$(0.51)	$(0.31)

Weighted average number of shares outstanding, basic and diluted	17,237,287	7,059,836

See notes to consolidated financial statements.

KUHLMAN COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For Years Ended December 31, 2005 and January 1, 2005

						Additional
	Members’	Common Stock		Preferred Stock		Paid-in	Accumulated
	Equity	Shares		Shares		Capital	Deficit	Total
Balance, January 1, 2004	($334,342)	—	$—	—	$—	$—		($334,342)

Distributions	(242,531)							(242,531)

Issuance of warrants for services	112,798							112,798

Net loss, January 1, 2004 through July 14, 2004	(292,006)							(292,006)

Issuance of capital stock:
Conversion from Limited Liability Company to a C Corporation	756,081	6,300,000	6,300			(762,381)

Private placement at $1.10, per share		3,647,228	3,647			3,579,772		3,583,419

To employees for services, at $1.10 per share		66,000	66			72,534		72,600

Net loss, July 15, 2004 through January 1, 2005							$(1,898,976)	(1,898,976)

Balance, January 1, 2005	$—	10,013,228	$10,013	—	$—	$2,889,925	($1,898,976)	$1,000,962

Issuance of warrants for services						48,400		48,400

Acceleration of options						249,200		249,200

Issuance of capital stock:

Private placement at $1.30 per share		500,000	500			649,500		650,000

Private placement at $1.80 per share		1,011,111	1,011			1,233,989		1,235,000

Cashless conversion of stock warrants		3,343,800	3,344			(3,344)		—

Private placement at $1.85 per share				2,253,956	2,254	4,151,325		4,153,579

Shares issued resulting from 1 for 5 reverse stock split of parent company		1,302,606	1,303			298,697		300,000

Conversion of common stock to preferred stock as part of merger transaction		(14,810,639)	(14,810)	14,810,639	14,810			—

Private placement at $1.85 per share				3,319,643	3,320	4,701,233		4,704,553

Conversion of preferred stock to common stock		13,817,454	13,817	(13,817,454)	(13,817)			—

Exercise of warrants		799,400	800			7,195		7,995

Net loss							(8,807,991)	(8,807,991)

Balance, December 31, 2005	$—	15,976,960	$15,978	6,566,784	$6,567	$14,226,120	$(10,706,697)	$3,541,698

See notes to consolidated financial statements.

KUHLMAN COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ended December 31, 2005 and January 1, 2005

	December 31,	January 1,
	2005	2005
Cash flows from operating activities:
Net loss	($8,807,991)	($2,190,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest charges	53,430	59,367
Warrants issued for services	48,400	—
Stock issued to employees for services	—	72,600
Depreciation and amortization	288,455	62,944
Loss on disposal of property and equipment	38,530	—
Acceleration of stock option vesting	249,200
(Increase) decrease in:
Accounts receivable, net	(25,069)	(74,573)
Inventories	(4,134,947)	(1,367,757)
Prepaid expenses	(229,095)	(19,175)
Lease deposits	(319,505)	(21,442)
Due from officer	7,731	(7,731)
Other current assets	(63,104)	—
Increase (decrease) in:
Accounts payable	2,662,421	(117,731)
Accrued expenses	403,857	—
Deferred rent	281,600	173,935

Net cash used in operating activities	(9,546,087)	(3,430,545)

Cash flows used in investing activities, purchase of property and equipment	(1,484,721)	(286,885)

Cash flows from financing activities:
Proceeds from notes payable issuance	961,999	559,702
Payments on notes payable	(1,161,565)	—
Distributions to members	—	(80,000)
Exercise of warrants	7,995	—
Issuance of common stock and warrants	11,043,132	3,696,219

Net cash provided by financing activities	10,851,561	4,175,921

(Decrease) increase in cash and cash equivalents	(179,247)	458.491
Cash and cash equivalents, beginning of period	518,919	60,428

Cash and cash equivalents, end of period	$339,672	$518,919

Supplemental disclosure of cash flow information:
Cash paid during the year for interest expense	$85,614	$178,391

Cash paid for taxes	$17,360

Supplemental disclosure of non-cash investing activities:
Property and equipment included in accounts payable	$895,104

Supplemental disclosure of non-cash financing activities:
Distribution of non-cash asset	$—	$162,532

Common stock issued to employees	$—	$72,600

Warrants issued for services	$48,400	$—

See notes to consolidated financial statements.

KUHLMAN COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and January 1, 2005
1.	Nature of Business

Kuhlman Company, Inc. designs a line of distinct, high quality men’s and women’s apparel and sells these products through retail outlets located in the United States and online using the name Kuhlman. Kuhlman Company, Inc. also designs, markets, and sells private label apparel to large retail outlets.

2.	Summary of Significant Accounting Policies

Accounting Principles:

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Change in Capitalization and Change in Reporting Entity:

Prior to July 2004, “SK2, Inc.” was known as Kuhlman Company, LLC, which was a 90% owned subsidiary of A3, LLC. In July 2004, Kuhlman Company, LLC converted to a “C” corporation SK2, Inc. Shortly thereafter the owners of A3, LLC, contributed their interest in A3, LLC to SK2, Inc. in exchange for shares of common stock. For 2004, the financial statements reflect the activity as though SK2, Inc. was the 100% owner of A3, LLC.

On June 10, 2005, SK2, Inc. merged with Gaming Venture Corp., U.S.A., a Nevada corporation (sometimes referred to as “GVUS”), and its wholly owned Delaware subsidiary, GV Acquisition Co. (“GV Acquisition”). Immediately prior to the merger, GVUS changed its name to “Kuhlman Company, Inc.” Pursuant to the terms of the Merger Agreement "Merger", GV Acquisition merged with and into SK2, Inc., with SK2, Inc. remaining as the surviving corporation and a wholly owned subsidiary of Kuhlman Company, Inc. In the Merger, and in exchange for all of their shares of common stock in SK2, Inc., SK2, Inc. stockholders received a number of shares of Series A Preferred Stock, such that they held a majority of the outstanding shares of capital stock of Kuhlman Company, Inc. For accounting purposes this was accounted for as a reverse acquisition of a public shell and was reflected as a recapitalization of SK2, Inc., the operating company. The Company amended its articles of incorporation to increase the total number of shares authorized for issuance to 50,000,000 shares of common stock and 22,000,000 shares of Preferred Stock, and effected a reverse stock split on a 1-for-5 basis on outstanding common shares. Each share of Series A Preferred Stock will automatically convert into one share of Company common stock upon the earlier of the effectiveness of a registration statement under the Securities Act covering the conversion of the Series A Preferred Stock into Company common stock, or the expiration of the one-year period following the Merger. The Preferred Stock has no liquidation preference or senior rights typically associated with a preferred stock, other than voting rights on an as-if-converted basis.

For 2005, the financial statements reflect the activity as though Kuhlman Company, Inc. was the 100% owner of SK2, Inc. and SK2, Inc. was the 100% owner of A3, LLC.

Principles of Consolidation:

The consolidated financial statements include the accounts of Kuhlman Company, Inc. and its wholly owned subsidiaries SK2, Inc. and A3, LLC. These financial statements are presented on a consolidated basis. Significant inter-company accounts and transactions have been eliminated.

Fiscal Year:

The Company adopted a fiscal year end of the Saturday closest to January 1st effective for the fiscal year ended January 1, 2005.

KUHLMAN COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and January 1, 2005
Fair Value Disclosure:

Balance Sheet:

Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The fair value of the notes payable is estimated at its carrying value based upon current rates available to the Company.

Off balance sheet:

There were no outstanding notional principal amounts of forward exchange contract commitments at December 31, 2005 or at January 1, 2005.

Accounting Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the inventory allowance. While management uses all available information to recognize losses on inventory as soon as the Company becomes aware of conditions that would cause such losses, future additions to the inventory allowance may be necessary based on changes in future conditions.

Cash and Cash Equivalents:

Cash and cash equivalents include credit card receivables collected within three business days.

Concentrations:

Credit:

The Company maintains its cash in bank deposit accounts at financial institutions where balances, at times, may exceed federally insured limits. The Company has not experienced any loss associated with this practice.

Suppliers:

Most major suppliers are foreign entities that are subject to risks associated with political change, war, terrorism and changes in United States foreign policy and duty taxes. The Company is also subject to risks associated with fluctuating currency rates.

Customers:

The Company’s private label business currently consists of 1 large retailer and is thus at some risk if this customer was to discontinue buying from the Company or drastically reduce their purchasing levels. Revenue generated from private label sales totaled approximately $310,000 and $1,640,000 for the years ended December 31, 2005 and January 1, 2005, respectively. Revenue generated from retail sales totaled $6,070,000 and $2,790,000 for the years ended December 31, 2005 and January 1, 2005, respectively.

Accounts Receivables:

Accounts receivables result from private label sales and are carried at the original invoice amount less amounts received from a factoring company, and an estimate for doubtful accounts. The Company has also agreed to

KUHLMAN COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and January 1, 2005
purchase back from the factoring company accounts not collectible. The Company evaluates the allowance for doubtful accounts using the current year account activity, historical trend information, and specific account identification. Accounts for which no payments have been received by their due date are considered delinquent, and customary collection efforts are initiated to bring them within terms. After extensive collection efforts have been exhausted without payment and further collections are deemed unlikely, the account is written off. Collections on accounts previously written off are included in income as received.

Receivables sold to the factoring company that had not yet been collected at the end of December 31, 2005 and January 1, 2005, were $0 and $98,904, respectively. The factoring company charged fees at 1/2 of 1% of the receivable factored plus 1/12 of 1% daily interest. As of December 31, 2005, the Company is no longer using a factoring company.

The Company grants credit to qualified customers located within the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers.

Inventories:

Inventories, consisting of clothing and fabric, are stated at the lower of cost or market. Cost is determined by the First-In, First-Out (FIFO) method. The Company’s success is largely dependent upon its ability to forecast the tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company’s failure to anticipate, identify, or react appropriately to changes in fashion trends could lead to excess inventories and markdowns. Sudden or continuing changes in the Company’s product markets could directly impact our gross profit performance and may cause variability in gross profit results from reporting period to reporting period.

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical inventory consumption, current market demands and shifting market trends. Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods. Sudden or continuing downward changes in the Company’s product markets may cause us to record additional inventory revaluation charges in future periods. As of December 31, 2005, the Company recorded a reserve of $600,784 in anticipation of merchandise sales below cost to reduce inventory on hand as of December 31, 2005. No write-off provision was made to the Company’s inventories for the fiscal year ended January 1, 2005.

Property and equipment:

Property and equipment are stated at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the related assets. For income tax purposes the Company uses accelerated methods where allowed. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is less. Estimated lives of assets are as follows:

Furniture and equipment	3-7 years
Leasehold improvements	1-10 years
Deferred Rent:

The Company leases its store locations under operating lease agreements with terms of approximately 1 to 15 years. Most of these agreements require minimum annual rent payments plus contingent rent payments based on a percentage of store sales which exceed the minimum base rent. Contingent rent payments, to the extent they exceed minimum payments, are accrued over the periods in which the liability is incurred. Rent expense associated with these contingent payments is recorded prior to the achievement of specified sales levels if exceeding such amount is considered probable and is estimable. The lease agreements typically also require scheduled increases to minimum annual rent payments. For leases that contain rent escalations, the Company records the total rent payable over the initial lease term (including the construction period) on a straight-line

KUHLMAN COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and January 1, 2005
basis over the life of the initial lease term. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Deferred rent also includes tenant improvement allowances which are amortized as a reduction of rent expense on a straight-line basis over the term of the lease.

Revenue recognition:

Retail revenue is recognized at the time of register receipt. The amount of revenue recognized at the time of sales is reduced by estimated returns in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists,” based on expected return levels. E-commerce sales are recognized at the time the goods are shipped to the customer. Gift card sales are recognized as revenue at the time they are redeemed for merchandise, not when the gift card is sold. For private label sales, revenue is recognized upon transfer of title at time of shipment as long as there is evidence of an arrangement, the price is fixed or determinable, and collectibility is probable.

Cost of sales:

Cost of sales includes the cost of merchandise, cost of freight from vendors, costs incurred for shipping and handling, payroll for design, buying and merchandising personnel, and store occupancy costs. Consistent with retail industry practice, store occupancy costs include rent, contingent rents, common area maintenance, and real estate taxes.

Store operating expenses:

Store operating expenses include payroll, payroll taxes, health benefits, insurance, credit card processing fees, depreciation and amortization, licenses and taxes.

General and administrative expenses:

General and administrative expenses primarily include payroll, promotion, utilities, travel, professional fees and other expenses not specifically categorized elsewhere in the consolidated statements of operations.

Advertising:

The Company expenses the costs of advertising as incurred. Advertising expense was approximately $390,000 and $56,000 for the years ended December 31, 2005 and January 1, 2005, respectively and is included in general and administrative expenses.

Income taxes:

Prior to July 14, 2004, SK2, Inc. and Subsidiary were organized as limited liability companies (LLC). The income taxes, if any, were the responsibility of the individual members of each LLC. Therefore, no income taxes have been provided through July 14, 2004. Subsequent to July 14, 2004, the Company provides for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. Deferred tax assets and liabilities related to temporary differences at the time of the conversion from the LLC to the corporation were immaterial.

KUHLMAN COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and January 1, 2005
Reclassifications:

Certain amounts have been reclassified from accrued expenses to accounts payable in the 2004 financial statements for comparative purposes. There was no effect on the accumulated deficit or the net loss previously reported.

Segment Reporting:

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

3.	Inventories

The Company’s ending inventory was made up of the following components:

	December 31, 2005	January 1, 2005
Finished goods	$5,945,368	$1,275,502
Raw materials	304,954	239,089
Inventory allowance	(600,784)	0

Total inventories	$5,649,538	$1,514,591

4.	Property and Equipment

Property and equipment consisted of the following at December 31, 2005 and January 1, 2005:

	December 31, 2005	January 1, 2005
Furniture and equipment	$1,106,598	$228,588
Leasehold improvements	1,520,470	94,543

	2,627,068	323,131
Less: Accumulated depreciation and amortization	(315,707)	(64,610)

Total property and equipment, net	$2,311,361	$258,521

Depreciation expense and amortization of computer software for the years ended December 31, 2005 and January 1, 2005 was $288,455 and $62,944, respectively.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

KUHLMAN COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and January 1, 2005
5.	Notes Payable

Related Parties

The Company is a party to a credit agreement with Opportunity Finance LLC, an entity controlled by Jon Sabes, one of the Company’s directors. Effective March 22, 2004, Kuhlman Company LLC entered into a Credit Agreement with Opportunity Finance, LLC (“Opportunity”) for a revolving line of credit up to $750,000 available through March 31, 2006. The line is available for inventory purchases and working capital and is secured by all assets of the Company. In 2004, Opportunity had advanced $750,000 to Kuhlman Company LLC pursuant to a promissory note which is due and payable in full on December 31, 2005, with installments of principal, plus interest at the rate of 1% for each 30-day period from the date of each advance, payable on the last business day of each calendar quarter. The Company had originally issued a warrant exercisable through March 22, 2009 to Opportunity to purchase 30% of Kuhlman Company, LLC for the total warrant exercise price of $250,000. However, that agreement was amended at the date Kuhlman Company, LLC converted from an LLC to a corporation. At that time, Opportunity’s warrant was amended to provide for the purchase of 3,100,000 shares of common stock for the same total warrant exercise price of $250,000, or $0.0806 per share.

The Company accounted for the borrowing and issuance of warrants in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The proceeds of $750,000 were allocated based upon the relative fair market values of the debt ($637,202) and warrants ($112,798). The portion of the proceeds allocated to warrants of $112,798 was accounted for as additional paid-in-capital. Assumptions used to calculate the fair value of warrants issued using the Black Scholes model are as follows:

Estimated risk free interest rate	2.69%
Expected life	5 years
Estimated volatility	60.00%
Estimated dividends	0.00%
The Credit Agreement provided that until March 22, 2006, Opportunity had a right of first refusal on financing for the Company, including any equipment leasing or debt financing of any kind and any equity investment. The Credit Agreement provided that a change of control, as defined, is an event of default under the Credit Agreement which could result in acceleration of maturity of all outstanding debt. As of December 31, 2005, the Company owed $450,000 in principal and $13,800 in interest to Opportunity Finance. Opportunity Finance had agreed to extend the expiration date of the note to June 30, 2006.

The Company also entered into a Bridge Loan Agreement with Opportunity Finance, LLC on June 6, 2005. The principal amount of $200,000 plus a total interest payment of 5% of the principal amount was repaid in full in July 2005.

During the years ended December 31, 2005 and January 1, 2005, the Company paid interest to Opportunity Finance LLC of $78,350 and $75,761, respectively.

On March 23, 2005, the Company entered into a Credit Agreement with Scott and Susan Kuhlman, the Company’s Chairman, and the Company’s Director of Business Development, respectively. Under the agreement, the Company borrowed $350,000 at an interest rate of 12%. The principal was repaid June 25, 2005. The interest was repaid on November 7, 2005.

On August 8, 2005, the Company entered into a Credit Agreement with Scott and Susan Kuhlman, the Company’s Chairman and the Company’s Director of Business Development, respectively. Under the Credit Agreement, the Company borrowed $300,000 due on demand at an interest rate of 12%. On August 25, 2005, the Company made a payment of $61,300 and repaid the remaining principal balance on October 7, 2005. The interest was paid on November 7, 2005.

KUHLMAN COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and January 1, 2005
During the years ended December 31, 2005 and January 1, 2005, the Company paid interest to Scott and Susan Kuhlman of $16,168 and $0, respectively.

Non- related Party

The Company entered into a Credit Agreement with Cananwill, Inc. on June 8, 2005. Under the Credit Agreement the Company borrowed $111,999 at 7.5% interest. The loan calls for nine equal monthly installments of $12,836. The principal balance outstanding at December 31, 2005 was $25,434. The Loan is secured by any sums payable under certain insurance policies. Total interest paid to Cananwill during the year ended December 31, 2005, was $3,932.

6.	Equity Financing

In 2004 the Company raised $4,011,951 through a private placement in which the Company sold 3,647,228 shares of $.001 par value common stock at a price of $1.10 per share. As part of the offering, the Company paid sales and legal fees of $432,179 and issued warrants to purchase 296,461 shares of the Company’s common stock at $1.10 per share to the underwriter and issued warrants to purchase 195,000 shares at $.01 per share to other parties related to the private placement.

During 2005, the Company closed on the sale, in private placements, of 7,084,710 shares of common and preferred stock for a total price of $12,781,158. As part of the offerings, the Company paid sales and legal fees of $2,038,026 and issued warrants to purchase 302,646 shares of the Company’s common stock at $1.85 per share to the underwriters of the private placement.

7.	Common and Preferred Stock

Stock options

The board of directors and shareholders of SK2, Inc. adopted the SK2, Inc. Stock Option Plan for directors, employees and consultants in May 2005 (the “Stock Option Plan”). The Stock Option Plan was assumed by the Company upon the Merger. Currently, an aggregate of 1,500,000 shares of our common stock are reserved for issuance under the Stock Option Plan. The plan is administered by the compensation committee of the board of directors, which has the discretion to determine the number and purchase price of shares subject to stock options, the term of each option, and the time or times during its term when each option becomes exercisable.

	December 31, 2005		January 1, 2005
	Number of	Weighted	Number of	Weighted
	Shares	Ave. Price	Shares	Ave. Price
Outstanding at beginning of period	0	$0.00	0	$0.00
Options granted	557,500	1.87	0	0.00
Options exercised	0	0.00	0	0.00
Options forfeited	0	0.00	0	0.00

Outstanding at the end of the period	557,500	$1.87	0	$0.00

Range of exercise price of options outstanding	$1.85-2.28
Options exercisable at year end	557,500		0
Expiration dates	10 years
Weighted average remaining life	9.5 years

KUHLMAN COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and January 1, 2005
Stock Warrants

The following table shows the amount of warrants outstanding as of December 31, 2005 and January 1, 2005:

	December 31, 2005			January 1, 2005
	Number of		Weighted	Number of	Weighted
	Shares		Ave. Price	Shares	Ave. Price
Outstanding at beginning of period	3,591,461		$0.16	0	$0.00
Warrants granted	1,515,708		.39	3,591,461	.16
Warrants exercised	(4,245,941	)(a)	0.07	0	0.00
Warrants forfeited	0		0.00	0	0.00

Outstanding at the end of the period	861,228		.88	3,591,461	.16

(a) Includes warrants for 102,741 shares effectively cancelled through a cashless exercise of warrants into common stock.

Range of exercise price of warrants outstanding	.01 – 1.85			.01 – 1.10
Warrants exercisable at year end	861,228			3,591,461
Expiration dates	5 years			5 years
Weighted average remaining life	4.4 years			4.59 years
8.	Loss per Share

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

Following is a calculation of basic and diluted earnings per common share for fiscal year 2005 and 2004, respectively:

	Fiscal Years ended
	December 31,	January 1,
	2005	2005
Net Loss	$(8,807,991)	$(2,190,282)

Weighted average common shares outstanding	17,237,287	7,059,836
Effect of dilutive securities	0	0

Weighted average common and dilutive shares outstanding	17,237,287	7,059,836

Loss per basic and diluted share	$(0.51)	$(0.31)

Had operating losses not been continuing, the Company would have used the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

9.	Stock Based Compensation

Stock-Based Compensation—SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However,

KUHLMAN COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and January 1, 2005
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

	Year ended
	December
	31,	January 1,
	2005	2005
Reported net loss	$(8,807,991)	$(2,190,282)
Pro forma stock-based compensation, net of tax	(553,214)	(0)

Pro forma net loss	$(9,361,205)	$(2,190,282)

Loss per share:
Basic and diluted—as reported	$(0.51)	$(0.31)
Basic and diluted—pro forma	$(0.54)	$(0.31)
In determining the compensation cost of the options granted during the year ended December 31, 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Year ended
	December
	31,	January 1,
	2005	2005
Risk-free interest rate	3.84%	N/A
Expected life of options granted	4-5 years	N/A
Expected volatility	60.00%	N/A
Expected Dividend Yield	0.00%	N/A
On December 22, 2005, the Company accelerated the vesting of unvested stock options held by the Company’s officers with an exercise price of $1.85. The vesting of such options were accelerated to avoid expensing for accounting purposes in future years. This accelerated vesting affected options for 280,000 shares of the Company’s common stock and resulted in compensation expense of approximately $249,000, and a pro forma expense of approximately 241,000, which is reflected in the table above for fiscal year 2005.
10. Income Taxes

	December 31, 2005	January 1, 2005
Deferred income taxes:
Federal	$(1,285,000)	$(281,000)
State	(470,000)	(84,000)

	(1,755,000)	(365,000)

KUHLMAN COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and January 1, 2005

	December 31, 2005	January 1, 2005
Valuation reserve	1,755,000	365,000

Deferred tax provision	0	0
Current income tax provision, minimum fees	9,482	17,360

Total tax provision	$9,482	$17,360

A reconciliation of the federal income tax provision at the statutory rate with actual taxes provided on loss from continuing operations is as follows:

	December 31, 2005	January 1, 2005
Ordinary federal income tax statutory rate	(15.00)%	(15.00)%
Estimated state tax rate, net of federal tax benefit	(5.50)%	(4.50)%
Effect of valuation allowance	20.50%	19.50%

Taxes Provided	0.00%	0.0%
At December 31, 2005, for income tax return purposes, the Company has net operating loss (NOL) carryforwards of approximately $10,821,000 available to offset future taxable income. If not used, these carryforwards will begin to expire in 2025. Deferred taxes are calculated using enacted tax rates of 15% for federal and an estimate based on the mix of income and applicable rates by jurisdiction for state. In the period ended January 1, 2005, the state estimate is 5.5%.
The components of the net deferred tax asset are as follows:

	December 31, 2005	January 1, 2005
Deferred tax assets:
Net operating loss carryforward	$2,202,000	$367,000
Accrued Vacation	12,000	0
Allowance for returns	3,000	0
Inventory allowance	114,000	0

	2,331,000	367,000
Deferred tax liability, depreciation	(9,000)	(2,000)

Net deferred tax assets	2,322,000	365,000
Valuation allowance	(2,322,000)	(365,000)

	$—	$—

Deferred tax asset net of valuation allowance:
Management has determined that a valuation allowance equal to 100% of the net deferred tax assets as of December 31, 2005, was required, since the Company has not had a history of sustained profitability. The available NOL carryforwards may be limited due to Section 382 of the Internal Revenue Code in the event there are any significant changes in ownership of the Company, subsequent to generating the NOL.
11. Commitments and Contingencies
     Legal Proceedings
     The Company is not currently involved in any legal proceedings.
     Operating Leases

KUHLMAN COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and January 1, 2005
The Company leases certain retail facilities, warehouse and office space under operating leases from non-related parties expiring through January 2016. A portion of the leases include contingent rentals based on sales, with renewal options. The base rent for all leases has been computed on a straight line basis. Most of the leases require the Company to pay base rent, contingent rent based on sales, real estate taxes and common area expenses. Rent expense for December 31, 2005 and January 1, 2005 was approximately $1,498,000 and $453,000, respectively, including contingent rent of approximately $145,000 and $130,000, respectively.
Future minimum lease payments:

Year	Operating
Ending	Leases
2006	$2,828,017
2007	2,485,102
2008	2,501,769
2009	2,277,643
2010	1,910,434
Thereafter	5,151,359

Total	$17,154,324

12. Employee Benefit Plan
The Company adopted a defined contribution profit sharing plan with 401(k) features which covers substantially all full time employees in 2005. This plan allows eligible employees to contribute up to 15% of their earnings to the plan. The plan allows for the Board of Directors to make matching or profit sharing contributions at their discretion. For the year ended December 31, 2005, the Company has not made any matching or profit sharing contributions to the plan.
13. New Accounting Pronouncements
FIN No. 46R
In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities, a revision of FIN 46” which addresses consolidation by business enterprises where equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46R are effective for interests in variable interest entities (VIE) as of the first interim, or annual, period ending after December 15, 2004 except for VIEs considered special-purpose entities in which the effective date is for periods ending after December 15, 2003. The Company does not expect the adoption of FIN 46R to have a material effect on its consolidated financial statements.
SFAS No. 151
In November 2004, FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

KUHLMAN COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and January 1, 2005
SFAS No. 153
In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.
SFAS No. 123R
In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes the impact may be significant to the Company’s overall results of operations or financial position. The Company will adopt SFAS 123(R) effective for the fiscal year beginning January 1, 2006.
SFAS No. 154
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

KUHLMAN COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and January 1, 2005
14. Selected Quarterly Data (unaudited)
Quarters during the Year Ended December 31, 2005

	April 2	July 2	October 1	December 31
Sales	$1,360,187	$1,331,530	$1,188,339	$2,503,949

Loss from operations	($737,772)	($1,228,954)	($1,941,723)	($4,784,816)

Net loss	($743,781)	($1,297,391)	($1,986,390)	($4,780,429)

Loss per common share – Basic and Diluted	($0.07)	($0.09)	($0.09)	($0.22)
Quarters during the Year Ended January 1, 2005

	March 31	June 30	September 30	January 1
Sales	$941,439	$964,988	$1,105,340	$1,421,175

Income (loss) from operations	$230,760	($312,662)	($569,717)	($1,287,291)

Net income (loss)	$186,998	($380,149)	($664,600)	($1,333,231)

Earnings (loss) per common share – Basic and Diluted	$0.03	($0.06)	($0.11)	($0.14)
15. Subsequent Events
On January 19, 2006, the Company entered into a bridge loan agreement with Opportunity Finance, LLC. Under the agreement the Company borrowed $250,000 at an interest rate of 5% per month. The loan plus interest was repaid on January 27, 2006. The interest totaled $12,500.
In January and March of 2006, the Company sold, in a private placement, 3,075,000 shares of common stock for $6,918,750. In addition to the shares of common stock, subscribers received three-year warrants to purchase an aggregate of 615,000 additional shares of common stock at the per-share price of $2.75.
On January 30, 2006, the Company purchased a vehicle from Scott and Susan Kuhlman, the Company’s Chairman and the Company’s Director of Business Development for $16,500.
On March 2, 2006, Opportunity Finance subordinated its security interest in the business assets of the Company to Venture Bank. The Company also obtained a $1.0 million line of revolving credit from Venture Bank, based in Minneapolis, MN. This working capital line carries a rate at prime plus 1% and is secured by all of the Company’s business assets. Borrowing on the line of credit may not exceed 25% of the value of inventory and the Company must maintain $6,000,000 in equity.
On March 15, 2006 the Company paid off the remaining principal and interest on the note payable to Opportunity Finance. The interest paid was $23,377.
On March 15, 2006, the Board of Directors voted to grant options to purchase 450,000 shares at $2.49 per share, and granted 44,000 shares of restricted stock to employees. The Board of Directors also voted to change the Company’s fiscal year end to the Saturday closest to January 31st effective January 28, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with the Company’s independent certified public accountants on accounting principles or practices or financial statement disclosures.
ITEM 8A. CONTROLS AND PROCEDURES
We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management on a timely basis. At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company that is required to be disclosed in our periodic filings with the SEC.
During our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
None.
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by Item 9 regarding the Company’s directors and executive officers is incorporated by reference to the Company’s proxy or information statement for its 2006 Annual Meeting of Shareholders under the captions “Election of Directors,” “ Board of Directors and Committess” and “Executive Officers of the Company.”
The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company’s proxy or information statement for its 2006 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Compliance.”
ITEM 10. EXECUTIVE COMPENSATION
The information required by Item 10 is incorporated by reference to the Company’s proxy statement for its 2006 Annual Meeting of Shareholders under the caption “Executive Compensation.”
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by Item 11 with respect to security ownership of certain individuals is incorporated by reference to the Company’s proxy statement for its 2006 Annual Meeting of Shareholders under the caption “Voting Securities and Principal Holders.”
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by Item 12 is incorporated by reference to the Company’s proxy statement for its 2006 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

ITEM 13. EXHIBITS
See Exhibit Index following the financial pages of this report.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed or expected to be billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for fiscal year 2005 and 2004 and reviews of the consolidated financial statements included in the Company’s Form 10-KSB and Form 10-QSB and other regulatory filings were $164,300 and $117,200 respectively.
Tax Fees
The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning were $18,500 and $1,500 for fiscal year 2005 and 2004, respectively.
All Other Fees
The aggregate fees billed by the Company’s auditors for professional services for all other fees for fiscal 2005 and 2004 were $300 and $300, respectively
Audit Committee
The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than de minimis exceptions permitted by the Sarbanes Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13 (a) of the Securities and Exchange Act of 1934. 100% of fees paid to the Company’s auditors were pre-approved by the audit committee.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUHLMAN COMPANY, INC.

DATE: March 30, 2006	/s/ Luis A. Padilla Luis A. Padilla
Chief Executive Officer
(Power of Attorney)
Each person whose signature appears below constitutes and appoints Luis A. Padilla and Jon Gangelhoff as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

DATE: March 30, 2006	/s/ Luis A. Padilla Luis A. Padilla
Chief Executive Officer and Director
(Principal executive officer)

DATE: March 30, 2006	/s/ Jon Gangelhoff

Jon Gangelhoff
Chief Financial Officer
(Principal financial and accounting officer)

DATE: March 30, 2006	/s/ Scott Kuhlman

Scott Kuhlman
Chairman, President and Chief Creative Officer

DATE: March 30, 2006	/s/ Jon Sabes

Jon Sabes
Director

DATE: March 30, 2006	/s/ David Ferris

David Ferris
Director

DATE: March 30, 2006	/s/ Christopher D. Larson

Christopher D. Larson
Director

DATE: March 30, 2006	/s/ Daniel F. Rindos

Daniel F. Rindos
Director

EXHIBIT INDEX
KUHLMAN COMPANY, INC.
FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005

Exhibit
Number	Description
2.1	Agreement and Plan of Merger and Reorganization (incorporated by reference to exhibit 10 to the registrant’s current report on Form 8-K filed on April 18, 2005)

2.2	Certificate of Merger (incorporated by reference to exhibit 2.2 to the registrant’s current report on Form 8-K filed on June 16, 2005)

3.1	Articles of Incorporation (incorporated by reference to exhibits 3 and 3.1 to the registrant’s registration statement on Form 10-SB filed on February 21, 2003)

3.2	Amendment to Articles of Incorporation (incorporated by reference to exhibit 3.1 to the registrant’s current report on Form 8-K filed on June 16, 2005)

3.3	Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on February 21, 2003)

3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on June 16, 2005)

10.1	Employment Agreement with Scott Kuhlman (incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-QSB filed on August 15, 2005)

10.2	Employment Agreement with Susan Kuhlman (incorporated by reference to exhibit 10.2 to the registrant’s quarterly report on Form 10-QSB filed on August 15, 2005)

10.3	2005 Stock Option Plan (incorporated by reference to exhibit 10.3 to the registrant’s quarterly report on Form 10-QSB filed on August 15, 2005)

10.5*	Form of Option agreement under the 2005 Stock Option Plan

10.6*	Term Sheet Arrangement with Luis Padilla

14.1	Code of Ethics (incorporated by reference to exhibit14 to the registrant’s current report on Form 8-K filed March 2, 2006)

21.1*	List of Subsidiaries

31.1*	Principal Executive Officer Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.