Form 10KSB/A
period 2005-12-31
KUHLMAN COMPANY, INC
filed 2006-04-20
CIK 1219641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB/A
(Amendment No. 1)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-50187
KUHLMAN COMPANY, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	86-0883289 (IRS Employer Identification No.)

701 North Third Street, Suite B-1, Minneapolis, MN (Address of Principal Executive Offices)	55401 (Zip Code)
(612) 338-5752
(Issuer’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: Securities registered pursuant to Section 12(g) of the Act:	Common Stock (par value $0.001 per share) None
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent files pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of small business issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☑
     Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)__________
     The small business issuer’s revenues for the most recent fiscal year ended December 31, 2005 were $6,384,005.
     As of April 17, 2006, the aggregate market value of common stock held by non-affiliates of the small business issuer approximated $30,280,030 based upon the closing price of the common stock on the American Stock Exchange on that date.
     As of April 17, 2006, there were 22,979,374 shares of the issuer’s common stock outstanding.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

EXPLANATORY NOTE
     This Amendment No. 1 to the Annual Report on Form 10-KSB/A of Kuhlman Company, Inc. (the “Company”) for the fiscal year ended December 31, 2005, is being filed solely for the purpose of amending the information set forth in Item 8A and the certifications set forth in Exhibits 31.1 and 31.2.
     This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update the disclosures therein in any way other than as required to reflect the amendment to Item 8A and the certifications, as noted above. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-KSB. The filing of this Amendment No. 1 shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 8A. CONTROLS AND PROCEDURES
SIGNATURES
EXHIBIT INDEX
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302

ITEM 8A. CONTROLS AND PROCEDURES
     We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Rule 13a-15, as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that is files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (or persons performing similar functions), as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUHLMAN COMPANY, INC.

Date: April 20, 2006	By:	/s/ Luis A. Padilla

Luis A. Padilla
Chief Executive Officer
(Principal Executive Officer)

Date: April 20, 2006	By:	/s/ Jon Gangelhoff

Jon Gangelhoff
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.