Form 10KSB/A
period 2005-12-31
KUHLMAN COMPANY, INC
filed 2006-04-25
CIK 1219641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB /A
(Amendment No. 2)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 0-50187
KUHLMAN COMPANY, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	86-0883289
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

701 North Third Street, Suite B-1, Minneapolis, MN	55401
(Address of Principal Executive Offices)	(Zip Code)
(612) 338-5752
(Issuer’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock (par value $0.001 per share)
Securities registered pursuant to Section 12(g) of the Act:	None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent files pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant’s revenues for the most recent fiscal year ended December 31, 2005 were $6,384,005.
     As of April 17, 2006, the aggregate market value of common stock held by non-affiliates of the registrant approximated $30,280,030 based upon the closing price of the common stock on the American Stock Exchange on that date.
     As of April 17, 2006, there were 22,979,374 shares of the issuer’s common stock outstanding.
     Transitional Small Business Disclosure Format (check one): Yes ☐ ☑

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
EXPLANATORY NOTE
     This Amendment No. 2 to the Annual Report on Form 10-KSB/A of Kuhlman Company, Inc. (the “Company”) for the fiscal year ended December 31, 2005, is being filed solely for the purpose of restating the Company’s Annual Report on Form 10-KSB (as amended by a filing made on April 20, 2006, referred to “Amendment No. 1”), which restatement contains amendments to the information set forth in Item 8A and the certifications set forth in Exhibits 31.1 and 31.2.
     This Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-KSB or Amendment No. 1 thereto, or modify or update the disclosures therein in any way other than as required to reflect the amendment to Item 8A and the certifications, as noted above. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-KSB. The filing of this Amendment No. 2 shall not be deemed an admission that the original filing or Amendment No. 1, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

KUHLMAN COMPANY, INC.

DATE: April 25, 2006	/s/ Luis A. Padilla Luis A. Padilla
Chief Executive Officer
(Principal Executive Officer)

DATE: April 25, 2006	/s/ Jon Gangelhoff

Jon Gangelhoff
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
KUHLMAN COMPANY, INC.
FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005

Exhibit
Number	Description
2.1	Agreement and Plan of Merger and Reorganization (incorporated by reference to exhibit 10 to the registrant’s current report on Form 8-K filed on April 18, 2005)

2.2	Certificate of Merger (incorporated by reference to exhibit 2.2 to the registrant’s current report on Form 8-K filed on June 16, 2005)

3.1	Articles of Incorporation (incorporated by reference to exhibits 3 and 3.1 to the registrant’s registration statement on Form 10-SB filed on February 21, 2003)

3.2	Amendment to Articles of Incorporation (incorporated by reference to exhibit 3.1 to the registrant’s current report on Form 8-K filed on June 16, 2005)

3.3	Bylaws (incorporated by reference to exhibit 3.2 to the registrant’s registration statement on Form 10-SB filed on February 21, 2003)

3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to exhibit 3.2 to the registrant’s current report on Form 8-K filed on June 16, 2005)

10.1	Employment Agreement with Scott Kuhlman (incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-QSB filed on August 15, 2005)

10.2	Employment Agreement with Susan Kuhlman (incorporated by reference to exhibit 10.2 to the registrant’s quarterly report on Form 10-QSB filed on August 15, 2005)

10.3	2005 Stock Option Plan (incorporated by reference to exhibit 10.3 to the registrant’s quarterly report on Form 10-QSB filed on August 15, 2005)

10.5	Form of Option agreement under the 2005 Stock Option Plan (incorporated by reference to exhibit 10.5 to the registrant’s annual report on form 10-KSB files on march 31, 2006)

10.6	Term Sheet Arrangement with Luis Padilla (incorporated ...exhibit 10.6....)

14.1	Code of Ethics (incorporated by reference to exhibit14 to the registrant’s current report on Form 8-K filed March 2, 2006)

21.1	List of Subsidiaries (incorporated .... exhibit 21.1 ...)

31.1*	Principal Executive Officer Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.