Form 10QSB
period 2006-04-29
KUHLMAN COMPANY, INC
filed 2006-06-19
CIK 1219641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 29, 2006

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
(612) 338-5752
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of June 6, 2006 there were 23,782,901 outstanding shares of common stock, par value $0.001 per share. As of June 6, 2006 there were 2,385,001 outstanding shares of Series A Convertible Preferred Stock, par value $0.001 per share.

Page
PART I Financial Information

Item 1 Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of January 28, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations for the four weeks ended January 28, 2006 and January 29, 2005	4

Condensed Consolidated Statements of Cash Flows for the four weeks ended January 28, 2006 and January 29, 2005	5

Notes to Condensed Consolidated Financial Statements at January 28, 2006 and January 29, 2005.	6

Condensed Consolidated Balance Sheets as of April 29, 2006 and January 28, 2006	15

Condensed Consolidated Statements of Operations for the thirteen weeks ended April 29, 2006 and April 30, 2005	16

Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 29, 2006 and April 30, 2005	17

Notes to Condensed Consolidated Financial Statements at April 29, 2006 and April 30, 2005	18

Item 2 Management’s Discussion and Analysis or Plan of Operation	27

Item 3 Controls and Procedures	33

PART II Other Information

Item 1 Legal Proceedings	35

Item 6 Exhibits	35

Certifications

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Principal Accounting Officer
Certification of Principal Executive Officer
Certification of Principal Accounting Officer
Section 1350 Certification
Section 1350 Certification

Kuhlman Company, Inc.
Condensed Consolidated Balance Sheets
(UNAUDITED)

	January 28, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$3,604,075	$339,672
Accounts receivable — net of allowance for doubtful accounts of $2,000 and $2,000, respectively	66,800	75,143
Inventories	5,157,023	5,649,538
Prepaid expenses	409,044	249,903
Lease deposits, current portion	33,000	33,000
Other current assets	94,732	99,430

Total current assets	9,364,674	6,446,686

Furniture, fixtures and leasehold improvements	2,690,575	2,627,068
Less accumulated depreciation and amortization	(337,856)	(315,707)

Furniture, fixtures and leasehold improvements – net	2,352,719	2,311,361

Other assets — Lease deposits, net of current portion	319,256	314,527

Total assets	$12,036,649	$9,072,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,808,790	$4,179,794
Accrued liabilities	522,840	599,144
Notes payable	462,757	475,434

Total current liabilities	4,794,387	5,254,372

Deferred rent	310,750	276,504

Total liabilities	5,105,137	5,530,876

Stockholders’ equity:

Common Stock ($.001 par value: 50,000,000 shares authorized; 21,197,374 and 15,976,959 shares, respectively, issued and outstanding ) and Preferred Stock ($.001 par value; 22,000,000 shares authorized; 3,741,528 and 6,566,784 shares, respectively, issued and outstanding)	24,939	22,545
Additional paid-in capital	18,614,537	14,226,120
Accumulated deficit	(11,707,964)	(10,706,967)

Total stockholders’ equity	6,931,512	3,541,698

Total liabilities and stockholders’ equity	$12,036,649	$9,072,574

See notes to condensed consolidated financial statements.

Kuhlman Company, Inc.
Condensed Consolidated Statements of Operations
For the Four Weeks Ended January 28, 2006 and January 29, 2005
(UNAUDITED)

	For the Four Weeks Ended
	January 28, 2006	January 29, 2005
Sales	$767,085	$326,876
Cost of sales	674,611	154,906

Gross profit	92,474	171,970

General, administrative and store operating expenses	1,036,254	414,970
Depreciation and amortization	44,049	14,934

Loss from operations	(987,829)	(257,934)

Interest expense, net	13,168	6,975

Net loss	$(1,000,997)	$(264,909)

Basic and diluted loss per share	$(0.04)	$(0.03)

Weighted average number of shares outstanding — basic and diluted.	23,197,126	10,013,228

See notes to condensed consolidated financial statements

Kuhlman Company, Inc.
Condensed Consolidated Statements of Cash Flows
For the Four Weeks Ended January 28 2006 and January 29, 2005
(UNAUDITED)

	For the Four Weeks Ended
	January 28, 2006	January 29, 2005
Cash flows from operating activities:
Net loss	$(1,000,997)	$(264,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,049	14,934
Loss on disposal of property and equipment	5,868
(Increase) decrease in:
Accounts receivable, net	8,343	(41,970)
Inventories	492,515	(180,105)
Prepaid expenses	(159,141)	4,919
Due from officer		7,731
Lease deposits	(4,729)	(2,500)
Other current assets	4,699	35,217
Increase (decrease) in:
Accounts payable	(371,004)	(58,553)
Accrued expenses	(76,306)	191,414
Deferred rent	34,246	0

Net cash used in operating activities:	(1,022,457)	(293,822)

Cash flows used in investing activities, purchase of property and equipment	(91,275)	(17,465)

Cash flows from financing activities:
Net proceeds from issuance of stock	4,378,250	699
Net proceeds from exercise of warrants	12,562
Payments on notes payable	(12,677)	(182)

Net cash provided by financing activities	4,378,135	517

Increase (decrease) in cash	3,264,403	(310,770)
Cash beginning of period	339,672	518,919

Cash end of period	$3,604,075	$208,149

See notes to condensed consolidated financial statements

KUHLMAN COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2006 and January 29, 2005
(UNAUDITED)
A.	Summary of Significant Accounting Policies

Change in Fiscal Year End

The Company has elected to change its fiscal year end from the Saturday closest to December 31 to the Saturday closest to January 31. We are presenting the unaudited condensed consolidated financial statements for the four weeks ended January 28, 2006 and January 29, 2005. We will present the audited financial statements for the four weeks ended January 28, 2006, with the Form 10-KSB for the period ended February 3, 2007.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the four weeks ended January 28, 2006 and January 29, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007. The balance sheet at December 31, 2005, has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2006. The Form 10-KSB provides additional financial information which in turn contains a more comprehensive description of the Company’s businesses and operations.

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

Change in Capitalization and Change in Reporting Entity

Kuhlman Company, Inc. was previously known as SK2, Inc.

On June 10, 2005, SK2, Inc. merged with Gaming Venture Corp., U.S.A., a Nevada corporation (sometimes referred to as “GVUS”), and its wholly owned Delaware subsidiary, GV Acquisition Co. (“GV Acquisition”). Immediately prior to the merger, GVUS changed its name to “Kuhlman Company, Inc.” Pursuant to the terms of the Merger Agreement (Merger), GV Acquisition merged with and into SK2, Inc., with SK2, Inc. remaining as the surviving corporation and a wholly owned subsidiary of Kuhlman Company, Inc. In the Merger, and in exchange for all of their shares of common stock in SK2, Inc., SK2, Inc. stockholders received a number of shares of Series A Preferred Stock, such that they held a majority of the outstanding shares of capital stock of Kuhlman Company, Inc. For accounting purposes this was accounted for as a reverse acquisition of a public shell and was reflected as a recapitalization of SK2, Inc., the operating company. The Company amended its articles of incorporation to increase the total number of shares authorized for issuance to 50,000,000 shares of common stock and 22,000,000 shares of Preferred Stock, and effected a reverse stock split on a 1-for-5 basis on outstanding common shares. Each share of Series A Preferred Stock will automatically convert into one share of Company common stock upon the earlier of the effectiveness of a registration statement under the Securities Act covering the conversion of the Series A Preferred Stock into Company common stock, or the expiration of the one-year period following the Merger. The Preferred Stock has no liquidation preference or senior rights typically associated with a preferred stock, other than voting rights on an as-if-converted basis.

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

Cash Concentrations

Bank balances exceeded federally insured levels as of January 28, 2006 and January 29, 2005. Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Accounts Receivable, credit risk and allowance for doubtful accounts

In addition to its retailing operations, the Company generates revenue by providing product design and contract manufacturing for department store retailers seeking to augment their in-house expertise, which results in trade receivables. The Company reviews customers’ credit history before extending unsecured credit and may establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.

The Company does not accrue interest on past due accounts receivable. Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $2,000 at January 28, 2006 and December 31, 2005, respectively. Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical inventory consumption, current market demands and shifting market trends. Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods. Sudden or continuing downward changes in the Company’s product markets may cause us to record additional inventory revaluation charges in future periods. As of January 28, 2006 and December 31, 2005, the Company’s provision for inventory write-off was $623,553 and $600,784 respectively.

The Company’s ending inventory was made up of the following components:

	January 28, 2006	December 31, 2005
Finished goods	$5,294,728	$5,945,368
Raw materials	485,848	304,954
Inventory allowance	(623,553)	(600,784)

Total inventories	$5,157,023	$5,649,538

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

Income Taxes

Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Temporary differences relate primarily to: allowances for doubtful accounts; inventory valuation allowances; accumulated depreciation; and accrued expenses not currently deductible. No income tax expense is recorded in the statement of operations since the Company has fully reserved for all tax benefits relating to net operating loss carryforwards at this time, and will continue to assess its tax situation on a going forward basis.

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

Stock-Based Compensation

On December 15, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates for SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective method effective January 1, 2006.

In all periods prior to January 1, 2006, the Company accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options. The Company did recognize $249,200 in stock based compensation expense in the fourth quarter of 2005 as a result of accelerated vesting of stock options with a fair market value greater than the exercise price at the time of the acceleration. Accordingly, the adoption of SFAS 123(R)’s fair value method affects the Company’s results of operations, although it does not affect the Company’s overall financial position. If the Company had been accounting for stock based compensation under SFAS 123(R) during the four weeks ended January 29, 2005, there would have been no impact on the Company’s financial results as there were no stock options outstanding at that time.

During the four weeks ended January 28, 2006, there was no impact on the results of operations as there were no unvested options outstanding during the period.

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

Following is a computation of basic and diluted earnings per share for the four weeks ended January 28, 2006 and January 29, 2005, respectively:

	For the Four Weeks	For the Four Weeks
	Ended	Ended
	January 28, 2006	January 29, 2005
Net loss	$(1,000,997)	$(264,909)

Weighted average shares outstanding	23,197,126	10,013,228

Net loss per share — basic and diluted	$(0.04)	$(0.03)

Had operating losses not been continuing, the Company would have used the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).
Reclassifications
The Company has elected to reclassify store occupancy and design and merchandise payroll and benefit costs from cost of goods sold to general, administrative and store operating expenses. The Company has made this change to make the reporting comparable to other retailers.
The following illustrates the primary costs classified in each major expense category:

General, administrative, and store operating
Cost of sales	expenses
Merchandise	Store payroll and benefits
Freight – in	Occupancy
Freight – out	Store operating
Inventory shrinkage	Design and merchandise payroll and benefits Other administrative
This change has no impact on the net loss, the loss from operations, or loss per share of the Company, but the change does impact how the gross profit is reported. The change decreases costs of sales and increases general, administrative and store operating expense by $294,154 and $67,300 for the four weeks ending January 28, 2006 and January 29, 2005, respectively. The following illustrates the results of operations had we not made this change.

	Proforma - For the	Proforma - For the
	Four Weeks Ended	Four Weeks Ended
	January 28, 2006	January 29, 2005
Sales	$767,085	$326,876
Cost of sales	968,765	222,206

Gross profit	(201,680)	104,670

General, administrative, store operating expenses, depreciation and amortization	786,149	362,604

Loss from operations	$(987,829)	$(257,934)

B. Notes Payable
Related Parties
The Company is a party to a credit agreement with Opportunity Finance LLC, an entity controlled by Jon Sabes, one of the Company’s directors. Effective March 22, 2004, Kuhlman Company LLC entered into a Credit Agreement with Opportunity Finance, LLC (“Opportunity”) for a revolving line of credit up to $750,000 available through March 31, 2006. The line is available for inventory purchases and working capital and is secured by all assets of the Company. In 2004, Opportunity had advanced $750,000 to Kuhlman Company LLC pursuant to a promissory note which was due and payable in full on December 31, 2005, with installments of principal, plus interest at the rate of 1% for each 30-day period from the date of each advance, payable on the last business day of each calendar quarter. The Company had originally issued a warrant exercisable through March 22, 2009, to Opportunity to purchase 30% of Kuhlman Company, LLC for the total warrant exercise price of $250,000. However, that agreement was amended at the date Kuhlman Company, LLC converted from an LLC to a corporation. At that time, Opportunity’s warrant was amended to provide for the purchase of 3,100,000 shares of common stock for the same total warrant exercise price of $250,000, or $0.0806 per share.
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
The Credit Agreement provided that until March 22, 2006, Opportunity had a right of first refusal on financing for the Company, including any equipment leasing or debt financing of any kind and any equity investment. The Credit Agreement provided that a change of control, as defined, is an event of default under the Credit Agreement which could result in acceleration of maturity of all outstanding debt. As of January 28, 2006, the Company owed $450,000 in principal and $13,800 in interest to Opportunity Finance. Opportunity Finance had agreed to extend the expiration date of the note to June 30, 2006.
On January 17, 2006, the Company entered into a Credit Agreement with Opportunity Finance to provide a bridge loan to the Company. The Company borrowed $250,000. The loan was paid back on January 24, 2006, along with a fee of $12,500.
Non- related Party
The Company entered into a Credit Agreement with Cananwill, Inc. on June 8, 2005. Under the Credit Agreement, the Company borrowed $111,999 at 7.5% interest. The loan called for nine equal monthly installments of $12,836. The principal balance outstanding at January 28, 2006, was $12,678. The loan is secured by any sums payable under certain insurance policies.

C. Commitments and Contingencies
Legal Proceedings
The Company is not currently involved in any legal proceedings.
Leases
During the four weeks ended January 28, 2006, the Company did not enter into any additional lease agreements for retail space. The base rent expense for all leases has been computed on a straight-line basis. Most of the leases require the Company to pay base rent, contingent rent based on sales, real estate taxes and common area expenses.
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
No stock options were granted during the four weeks ended January 28, 2006
A summary of the status of the Company’s stock options as of January 28, 2006, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Fixed Options	Shares	Price	Life	Value
Outstanding at December 31, 2005	557,500	$1.87	9.4 years
Granted	0
Exercised	0
Forfeited	0

Outstanding at January 28, 2006	557,500	$1.87	9.4 years	$489,925

Options exercisable at December 31, 2005	557,500	$1.87	9.4 years

Options exercisable at January 28, 2006	557,500	$1.87	9.4 years	$489,925

Weighted-average fair value of options granted during the quarter	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on January 28, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 28, 2006.
E. Equity Financing
On June 23, 2005, the Company closed on the sale in a private placement of 1,085,956 shares of Preferred Stock for an aggregate purchase price of $2,092,209. A second closing was held on July 14, 2005, when the Company closed on a private placement of 3,455,267 shares of Preferred Stock for an aggregate purchase price of $6,392,244. The Company relied on the exemption from federal registration under Section 4(2) of the Securities Act, and/or Rule 506 promulgated hereunder. The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) all of the investors were accredited investors and either alone or through a purchaser representative, had knowledge and experience in finance and business matters such that each was capable of evaluating the risks of the investment, and (ii) the Company has obtained subscription agreements from the investors indicating that the investors are purchasing for investment purposes only.
The offers and sales of the Preferred Stock made on June 23, 2005 and July 14, 2005, were not registered under the Securities Act at the time, however, on October 11, 2005, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission pursuant to which the common shares underlying the Preferred Stock were registered for resale.
In January of 2006, the Company closed on the sale of 1,950,000 shares of common stock at $2.25 per share. The purchasers also received warrants to purchase 20% of the number of shares that they purchased with an exercise price of $2.75 per share. Net proceeds of this transaction were $4,378,250.
F. Subsequent Events
On January 30, 2006, the Company purchased a vehicle from Scott and Susan Kuhlman, the Company’s Chairman and the Company’s Director of Business Development for $16,500.
On February 3, 2006 Scott Kuhlman, the Chairman of the Board sold 500,000 shares of stock to Luis Padilla, the CEO at a discounted price of $1.00 per share.
In March of 2006, the Company closed on the sale of 1,125,000 shares of common stock at $2.25 per share. The purchasers also received warrants to purchase 20% of the number of shares that they purchased with an exercise price of $2.75 per share. Net proceeds from this transaction were $2,518,900.
On March 1, 2006, the Company granted 500,000 shares of restricted stock to its Chief Executive Officer, Luis Padilla. 100,000 shares vested immediately. The remaining shares vest equally on December 31, 2006 and December 31, 2007. In addition to time vesting the company must meet certain performance criteria to vest.
On March 2, 2006, Opportunity Finance subordinated its security interest in the business assets of the Company to Venture Bank. The Company also obtained a $1.0 million line of revolving credit from Venture Bank, based in Minneapolis, MN. This working capital line carries a rate at prime plus 1% and is secured by all of the Company’s business assets. The line is subject to the following covenants: Borrowing on the line of credit may not exceed 25% of the value of the Company’s inventory and the Company must maintain $6,000,000 in equity.
On March 15, 2006, the Company paid off the remaining principal and interest on the note payable to Opportunity Finance. The interest paid was $23,377.
On March 15, 2006, the Board of Directors voted to grant options to purchase 450,000 shares at $2.49 per share, and granted 44,000 shares of restricted stock to employees. The Board of Directors also voted to change the Company’s fiscal year end to the Saturday closest to January 31, effective January 28, 2006.
Effective March 27, 2006, the Company’s common stock began trading on the American Stock Exchange under the trading symbol KUL.
The Company entered into a Credit Agreement with AICCO, Inc. on March 31, 2006. Under the Credit Agreement the Company borrowed $127,369 at 7.34% interest. The loan calls for 11 monthly payments of $12,011.
In May 2006, the Company’s stockholders voted to approve the increase in the number of shares available in the stock option plan in 3,500,000 shares.
In May 2006, the Company granted options for an additional 200,000 shares to employees.
On June 8, 2006, the Company entered into a finance agreement with Cananwill, Inc. Under this agreement the Company borrowed $69,725 at 9.11% interest. The loan calls for 11 equal payments of $6,631 per month.
On June 12, 2006 (the first business day following the one-year anniversary of the merger transaction involving the Company and SK2, Inc.), all shares of outstanding Series A Preferred Stock became subject to automatic conversion into shares of common stock on a one-for-one basis, pursuant to the terms of the Series A Preferred Stock Certificate of Designation. On June 19, 2006, the Company instructed its transfer agent to issue shares of common stock upon conversion of the then-outstanding Series A Preferred Stock, in the aggregate amount of 2,197,501 shares.

Kuhlman Company, Inc.
Condensed Consolidated Balance Sheets
(UNAUDITED)

	April 29, 2006	January 28, 2006
Assets
Current assets:
Cash and cash equivalents	$893,105	$3,604,075
Accounts receivable – net of allowance for doubtful accounts of $0 and $2,000 respectively	12,740	66,800
Inventories	5,284,963	5,157,023
Prepaid expenses	414,966	409,044
Lease deposits, current portion	33,000	33,000
Other current assets	94,818	94,732

Total current assets	6,733,592	9,364,674

Furniture, fixtures and leasehold improvements	3,006,867	2,690,575
Less accumulated depreciation and amortization	(471,690)	(337,856)

Furniture, fixtures and leasehold improvements – net	2,535,177	2,352,719

Other assets — lease deposits, net of current portion	319,256	319,256

Total assets	$9,588,025	$12,036,649

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,153,998	$3,808,790
Accrued expenses	453,039	522,840
Notes payable	127,369	462,757

Total current liabilities	2,734,406	4,794,387

Deferred rent	359,415	310,750

Total liabilities	3,093,821	5,105,137

Stockholders’ equity:
Common Stock ($.001 par value: 50,000,000 shares authorized; 23,701,401 and 21,197,374 shares, respectively, issued and outstanding ) and Preferred Stock ($.001 pay value; 22,000,000 shares authorized; 2,462,501 and 3,741,528 shares, respectively, issued and outstanding)	26,164	24,939
Additional paid-in capital	22,437,142	18,614,537
Accumulated deficit	(15,969,102)	(11,707,964)

Total stockholders’ equity	6,494,204	6,931,512

Total liabilities and stockholders’ equity	$9,588,025	$12,036,649

See notes to condensed consolidated financial statements

Kuhlman Company, Inc.
Condensed Consolidated Statements of Operations
For the Thirteen Weeks Ended April 29, 2006 and April 30, 2005
(UNAUDITED)

	For the Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Sales	$2,580,545	$1,427,545
Cost of sales	1,779,110	730,887

Gross profit	801,435	696,658

General, administrative and store operating expenses	4,939,330	1,541,662
Depreciation and amortization	133,834	47,981

Loss from operations	(4,271,729)	(892,985)

Interest income (expense), net	10,591	(19,283)

Net loss	$(4,261,138)	$(912,268)

Basic and diluted loss per share	$(0.17)	$(0.08)

Weighted average number of shares outstanding – basic and diluted.	25,736,156	11,616,867

See notes to condensed consolidated financial statements

Kuhlman Company, Inc.
Condensed Consolidated Statements of Cash Flows
For the Thirteen Weeks Ended April 29, 2006 and April 30, 2005
(UNAUDITED)

	For the Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Cash flows from operating activities:
Net loss	$(4,261,138)	$(912,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,304,930
Depreciation and amortization	133,834	47,981
(Increase) decrease in:
Accounts receivable, net	54,060	49,760
Inventories	(127,940)	(602,720)
Prepaid expenses	(5,922)	(9,920)
Other current assets	(87)	—
Lease deposits	—	(21,008)
Increase (decrease) in:
Accounts payable	(1,654,792)	165,834
Accrued expenses	(69,800)	(263,656)
Deferred rent	48,665

Net cash used in operating activities	(4,578,190)	(1,545,997)

Cash flows used in investing activities, purchase of property and equipment	(316,292)	(212,540)

Cash flows from financing activities:
Net proceeds from issuance of stock	2,518,900	1,771,148
Payments on notes payable	(335,388)	(75,000)

Net cash provided by financing activities	2,183,512	1,696,148

Decrease in cash	(2,710,970)	(62,389)
Cash beginning of period	3,604,075	208,148

Cash end of period	$893,105	$145,759

Supplemental disclosure of non-cash financing activities:
Common stock and options issued to employees	$1,304,930	$—

See notes to condensed consolidated financial statements

KUHLMAN COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2006 and April 30, 2005
(UNAUDITED)
A. Summary of Significant Accounting Policies
Change in Fiscal Year End
The Company has elected to change its fiscal year end from the Saturday closest to December 31 to the Saturday closest to January 31. We are presenting the unaudited condensed consolidated financial statements as of the four weeks ended January 28, 2006 and January 29, 2005, with the Form 10-QSB for the thirteen weeks ended April 29, 2006, along with the condensed consolidated financial statements for the thirteen weeks ended April 29, 2006 and April 30, 2005. We will present the audited financial statements as of the four weeks ended January 28, 2006, with the Form 10-KSB for the period ending February 3, 2007.
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the thirteen weeks ended April 29, 2006 and April 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007. The balance sheet at January 28, 2006, has been derived from the unaudited condensed consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2006. The Form 10-KSB provides additional financial information which in turn contains a more comprehensive description of the Company’s businesses and operations.
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

Change in Capitalization and Change in Reporting Entity
Kuhlman Company, Inc., was previously known as SK2, Inc.
On June 10, 2005, SK2, Inc. merged with Gaming Venture Corp., U.S.A., a Nevada corporation (sometimes referred to as “GVUS”), and its wholly owned Delaware subsidiary, GV Acquisition Co. (“GV Acquisition”). Immediately prior to the merger, GVUS changed its name to “Kuhlman Company, Inc.” Pursuant to the terms of the Merger Agreement (Merger), GV Acquisition merged with and into SK2, Inc., with SK2, Inc. remaining as the surviving corporation and a wholly owned subsidiary of Kuhlman Company, Inc. In the Merger, and in exchange for all of their shares of common stock in SK2, Inc., SK2, Inc. stockholders received a number of shares of Series A Preferred Stock, such that they held a majority of the outstanding shares of capital stock of Kuhlman Company, Inc. For accounting purposes this was accounted for as a reverse acquisition of a public shell and was reflected as a recapitalization of SK2, Inc., the operating company. The Company amended its articles of incorporation to increase the total number of shares authorized for issuance to 50,000,000 shares of common stock and 22,000,000 shares of Preferred Stock, and effected a reverse stock split on a 1-for-5 basis on outstanding common shares. Each share of Series A Preferred Stock will automatically convert into one share of Company common stock upon the earlier of the effectiveness of a registration statement under the Securities Act covering the conversion of the Series A Preferred Stock into Company common stock, or the expiration of the one-year period following the Merger. The Preferred Stock has no liquidation preference or senior rights typically associated with a preferred stock, other than voting rights on an as-if-converted basis.
For 2005, the financial statements reflect the activity as though Kuhlman Company, Inc. was the 100% owner of SK2, Inc. and SK2, Inc. was the 100% owner of A3, LLC.
Cash Concentrations
Bank balances exceeded federally insured levels as of April 29, 2006 and April 30, 2005. Generally, these balances may be redeemed upon demand and therefore bear minimal risk.
Accounts Receivable, credit risk and allowance for doubtful accounts
In addition to its retailing operations, the Company generates revenue by providing product design and contract manufacturing for department store retailers seeking to augment their in-house expertise, which results in trade receivables. The Company reviews customers’ credit history before extending unsecured credit and may establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.
The Company does not accrue interest on past due accounts receivable. Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $0 at April 29, 2006 and $2,000 at January 28, 2006. Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year.
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
Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical inventory consumption, current market demands and shifting market trends. Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods. Sudden or continuing downward changes in the Company’s product markets may cause us to record additional inventory revaluation charges in future periods. As of April 29, 2006 and January 28, 2006, the Company’s provision for inventory write-off was $546,536 and $623,553 respectively.
The Company’s ending inventory was made up of the following components:

	April 29, 2006	January 28, 2006
Finished goods	$5,178,311	$5,294,728
Raw materials	653,188	485,848
Inventory allowance	(546,536)	(623,553)

Total inventories	$5,284,963	$5,157,023

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
Income Taxes
Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards (SFAS) No.109, “Accounting for Income Taxes”. Temporary differences relate primarily to: allowances for doubtful accounts; inventory valuation allowances; accumulated depreciation; and accrued expenses not currently deductible. No income tax expense is recorded in the statement of operations since the Company has fully reserved for all tax benefits relating to net operating loss carryforwards at this time, and will continue to assess its tax situation on a going forward basis.
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
Stock-Based Compensation
On December 15, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates for SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective method effective January 1, 2006.
In all periods prior to January 1, 2006, the Company accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options. The Company did recognize $249,200 in stock based compensation expense in the fourth quarter of 2005 as a result of accelerated vesting of stock options with a fair market value greater than the exercise price at the time of the acceleration. Accordingly, the adoption of SFAS 123(R)’s fair value method affects the Company’s results of operations, although it does not affect the Company’s overall financial position. If the Company had been accounting for stock based compensation under SFAS 123(R) during the thirteen weeks ended April 30, 2005, there would have been no impact on the Company’s financial results as there were no stock options outstanding at that time.
During the thirteen weeks ended April 29, 2006, the Company granted options for 450,000 shares, granted 544,000 shares of restricted stock to employees and the Chairman sold stock at a discount to the CEO as part of his employment agreement. The fair values of the stock grants were computed based on the fair value of the stock on the grant date. The stock price on the grant dates ranged from $2.40 to $2.46. The vesting of the stock grants ranges from 0 to 2.5 years. The fair values of the options were calculated using the Black-Scholes option pricing model with the following assumptions: (a) no dividend yield, (b) 87.93% expected volatility, (c) expected life of five years and (d) a risk-free rate of return of 4.69%. On February 3, 2006, Scott Kuhlman, the Chairman of the Board, sold 500,000 shares of common stock to Luis Padilla, the CEO, for $1.00 per share. The $1.00 per share price was discounted to $0.92 per share because the agreement between the CEO and the Chairman of the Board called for 5 equal interest free payments. The market price on that day was $2.75. The Company recognized the difference between the market price and the discounted sale price as expense, under fair value recognition provisions of SFAS 123(R) and SAB Topic 5-T, “Accounting for Expenses or Liabilities Paid by Principal Stockholders(s).” The Company recorded expense of $33,200 for the options granted, $356,730 for the stock grants and $915,000 for the discounted sale, for the thirteen weeks ended April 29, 2006. For additional information on the stock option plan see Note D.
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
Following is a computation of basic and diluted earnings per share for the thirteen weeks ended April 29, 2006, and April 30, 2005:

	The Thirteen Weeks	The Thirteen Weeks
	Ended April 29, 2006	Ended April 30, 2005
Net loss	$(4,261,138)	$(912,268)

Weighted average shares outstanding	25,736,156	11,616,867

Net loss per share — basic and diluted	$(0.17)	$(0.08)

Had operating losses not been continuing, the Company would have used the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).
Reclassifications
The Company has elected to reclassify store occupancy and design and merchandise payroll and benefit costs from cost of goods sold to general, administrative and store operating expenses. The Company has made this change to make the reporting comparable to other retailers.
The following illustrates the primary costs classified in each major expense category:

Cost of sales	General, Administrative, and Store Operating Expenses
Merchandise	Store payroll and benefits
Freight – in	Occupancy
Freight – out	Store operating
Inventory shrinkage	Design and merchandise payroll and benefits Other administrative
This change has no impact on the net loss, the loss from operations, or the loss per share of the Company, but the change does impact how the gross profit is reported. The change decreases costs of sales and increases general, administrative and store operating expense by $957,253 and $281,976 for the thirteen weeks ending April 29, 2006 and April 30, 2005, respectively.

The following illustrates the results of operations had we not made this change.

	Proforma - For the	Proforma - For the
	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Sales	$2,580,545	$1,427,545
Cost of sales	2,736,363	1,012,863

Gross profit	(155,818)	414,682

General, administrative, store operating expenses, depreciation and amortization	4,115,911	1,307,667

Loss from operations	$(4,271,729)	$(892,985)

B.	Notes Payable

Related Parties

The Company is a party to a credit agreement with Opportunity Finance LLC, an entity controlled by Jon Sabes, one of the Company’s directors. Effective March 22, 2004, Kuhlman Company LLC entered into a Credit Agreement with Opportunity Finance, LLC (“Opportunity”) for a revolving line of credit up to $750,000 available through March 31, 2006. The line is available for inventory purchases and working capital and is secured by all assets of the Company. In 2004, Opportunity had advanced $750,000 to Kuhlman Company LLC pursuant to a promissory note which was due and payable in full on December 31, 2005, with installments of principal, plus interest at the rate of 1% for each 30-day period from the date of each advance, payable on the last business day of each calendar quarter. The Company had originally issued a warrant exercisable through March 22, 2009, to Opportunity to purchase 30% of Kuhlman Company, LLC for the total warrant exercise price of $250,000. However, that agreement was amended at the date Kuhlman Company, LLC converted from an LLC to a corporation. At that time, Opportunity’s warrant was amended to provide for the purchase of 3,100,000 shares of common stock for the same total warrant exercise price of $250,000, or $0.0806 per share.

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

The Credit Agreement provided that until March 22, 2006, Opportunity had a right of first refusal on financing for the Company, including any equipment leasing or debt financing of any kind and any equity investment. The Credit Agreement provided that a change of control, as defined, is an event of default under the Credit Agreement which could result in acceleration of maturity of all outstanding debt. As of December 31, 2005, the Company owed $450,000 in principal and $13,800 in interest to Opportunity Finance. Opportunity Finance had agreed to extend the expiration date of the note to June 30, 2006. The balance of this loan was paid off on March 15, 2006.

On March 23, 2005, the Company entered into a Credit Agreement with Scott and Susan Kuhlman, the Company’s Chairman, and the Company’s Director of Business Development, respectively. Under the agreement, the Company borrowed $350,000 at an interest rate of 12%. The principal was repaid June 25, 2005. The interest was repaid on November 7, 2005.

Non- related Party

The Company entered into a Credit Agreement with Cananwill, Inc. on June 8, 2005. Under the Credit Agreement, the Company borrowed $111,999 at 7.5% interest. The loan called for nine equal monthly installments of $12,836. This loan was paid in full on February 10, 2006. The loan was secured by any sums payable under certain insurance policies.

On March 2, 2006, Opportunity Finance subordinated its security interest in the business assets of the Company to Venture Bank. The Company also obtained a $1.0 million line of revolving credit from Venture Bank, based in Minneapolis, MN. This working capital line carries a rate at prime plus 1% and is secured by all of the Company’s business assets. The line is subject to the following covenants: Borrowing on the line of credit may not exceed 25% of the value of the Company’s inventory and the Company must maintain $6,000,000 in equity. As of April 29, 2006, the Company has not borrowed any funds under this agreement.

The Company entered into a Credit Agreement with AICCO, Inc. on March 31, 2006. Under the Credit Agreement the Company borrowed $127,369 at 7.34% interest. The loan calls for 11 monthly payments of $12,011. The balance as of April 29, 2006, was $127,369.

C.	Commitments and Contingencies

Legal Proceedings

The Company is not currently involved in any legal proceedings.

Leases

During the thirteen weeks ended April 29, 2006, the Company did not enter into any additional lease agreements for retail space. The base rent expense for all leases has been computed on a straight-line basis. Most of the leases require the Company to pay base rent, contingent rent based on sales, real estate taxes and common area expenses.

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

In March of 2006, the board voted to expand the number of shares available in the Company’s stock option plan to 3,500,000 shares. The action is subject to the approval of the stockholders in May 2006.

On March 15, 2006, the Company granted options for 450,000 shares to employees. The options have a life of 10 years and a vesting period of 3 years.

A summary of the status of the Company’s stock options as of April 29, 2006, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Fixed Options	Shares	Price	Life	Value
Outstanding at January 28, 2006	557,500	$1.87	9.1 years
Granted	450,000	2.49	9.9 years
Exercised	0
Forfeited	0

Outstanding at April 29, 2006	1,007,500	$2.15	9.5 years	$—

Options exercisable at January 28, 2006	557,500	$1.87	9.1 years
Options exercisable at April 29, 2006	557,500	$1.87	9.1 years	$—

Weighted-average fair value of options granted during the quarter	$1.77
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on April 29, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 29, 2006. The intrinsic value as of April 29, 2006 was $0 because the market price of the stock was less than the exercise price of the options. As of April 29, 2006, there was approximately $763,600 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $199,200 is expected to be recognized during the remainder of the fiscal year ended February 3, 2007, $256,600 in the fiscal year ended February 2, 2008, $256,600 in the fiscal year ended January 31, 2009 and $33,200 in the fiscal year ended January 30, 2010.

E.	Equity Financing

On June 23, 2005, the Company closed on the sale in a private placement of 1,085,956 shares of Preferred Stock for an aggregate purchase price of $2,092,209. A second closing was held on July 14, 2005, when the Company closed on a private placement of 3,455,267 shares of Preferred Stock for an aggregate purchase price of $6,392,244. The Company relied on the exemption from federal registration under Section 4(2) of the Securities Act, and/or Rule 506 promulgated hereunder. The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) all of the investors were accredited investors and either alone or through a purchaser representative, had knowledge and experience in finance and business matters such that each was capable of evaluating the risks of the investment, and (ii) the Company has obtained subscription agreements from the investors indicating that the investors are purchasing for investment purposes only.

The offers and sales of the Preferred Stock made on June 23, 2005 and July 14, 2005 were not registered under the Securities Act at the time, however, on October 11, 2005 the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission pursuant to which the common shares underlying the Preferred Stock were registered for resale.

In January of 2006, the Company closed on the sale of 1,950,000 shares of common stock at $2.25 per share. The purchasers also received warrants to purchase 20% of the number of shares that they purchased with an exercise price of $2.75 per share. Net proceeds of this transaction were $4,378,250.

In March of 2006, the Company closed on the sale of 1,125,000 shares of common stock at $2.25 per share. The purchasers also received warrants to purchase 20% of the number of shares that they purchased with an exercise price of $2.75 per share. Net proceeds from this transaction were $2,518,900.

F.	Subsequent Events

In May 2006, the Company’s stockholders voted to approve the increase in the number of shares available in the stock option plan to 3,500,000 shares.

In May 2006, the Company granted options for an additional 200,000 shares to employees.

On June 8, 2006, the Company entered into a finance agreement with Cananwill, Inc. Under this agreement the Company borrowed $69,725 at 9.11% interest. The loan calls for 11 equal payments of $6,631 per month.

On June 12, 2006 (the first business day following the one-year anniversary of the merger transaction involving the Company and SK2, Inc.), all shares of outstanding Series A Preferred Stock became subject to automatic conversion into shares of common stock on a one-for-one basis, pursuant to the terms of the Series A Preferred Stock Certificate of Designation. On June 19, 2006, the Company instructed its transfer agent to issue shares of common stock upon conversion of the then-outstanding Series A Preferred Stock, in the aggregate amount of 2,197,501 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Overview:
Kuhlman Company, Inc. is a specialty retailer and wholesale provider of exclusively designed, distinctive, high-quality apparel and accessories. We’re a personal guide for self expression, supporting individuality and originality by providing unique products, services and experiences.
Our merchandise is offered under the Kuhlman brand through our own retail stores and under private labels of large retailers. Since opening our first store in August 2003, our dedicated and experienced management team has helped us increase our national presence. As of April 29, 2006, we have 47 locations in 20 states.
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
Management believes that focusing on the following key areas will lead to improved results:
•	Exiting under-performing stores.

•	Expand and re-fixture those stores that are performing to increase productivity.

•	Continue to counter source products for increased product margins.

•	Improve existing retail productivity by establishing clear performance goals and objectives and providing related compensation incentives.

Results of Operations:
Revenue
For the thirteen weeks ended April 29, 2006 and April 30, 2005, total Company’s revenues were $2,580,545 and $1,427,545, respectively. Wholesale revenue was 0% of total revenue for the thirteen weeks ended April 29, 2006 compared to 11.1% of revenues for the thirteen weeks ended April 30, 2005. Retail sales were $2,580,545 and $1,268,031 for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively, representing a 104% increase in retail sales. Kuhlman operated 47 and 29 stores for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. During the four weeks ended January 28, 2006 and the thirteen weeks ended April 29, 2006, the Company opened three stores and closed or consolidated nine locations.
The following illustrates the sales by type of store for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.
Gross Profit
Gross profit represents net sales less cost of sales. The Company has elected to change the way cost of sales is presented in the financial statements in order to better reflect the true cost of the merchandise sold. Cost of sales includes cost of merchandise and freight from vendors, duty, costs incurred for shipping and handling, and inventory shrinkage. Overall gross profit as a percent of sales was 31.1% for the thirteen weeks ended April 29, 2006, compared to 48.8% for the thirteen weeks ended April 30, 2005. During the thirteen weeks ended April 29, 2006, the gross profit initially dropped in February due to markdowns to clear out seasonal merchandise and then steadily increased due to the shift from selling merchandise on clearance to selling more full price merchandise.

The following chart shows the increase in gross profit since January 28, 2006.
We have also moved to a model of taking markdowns on a more frequent basis. During the month of April 2006, we took markdowns on a weekly basis. The following shows the sales breakdown between full price and clearance price merchandise:
The Company had a valuation reserve for anticipated losses on merchandise of $546,536 and $623,553 as of April 29, 2006 and January 28, 2006, respectively. During the thirteen weeks ended April 29, 2006, the Company estimates it reduced the beginning allowance by approximately $375,000 for items sold. An additional allowance of $297,983 was booked to account for further discounts taken or expected to be taken as of April 29, 2006.
We are actively counter sourcing products for increased product margins. This is being done in a way that will allow us to maintain our high quality standards and that will also allow us to generate higher initial gross profit and maintain gross profit if the goods are sold at clearance prices.

General, Administrative and Store Operating Costs
General, administrative and store operating costs were 191% and 108% of total revenue for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. General, administrative and store operating expenses include $1,304,930 in non-cash expense related to stock based compensation for the thirteen weeks ended April 29, 2006, compared to $0 for the thirteen weeks ended April 30, 2005. The stock based compensation is made up of three components. $33,200 is expense related to stock options under the new accounting rules, $356,730 is expense related to restricted stock grants to employees and $915,000 is related to a discounted sale of stock from Scott Kuhlman, the Chairman of the Board, to Luis Padilla, the CEO. As of June 14, 2006, the Company expects to expense an additional $706,910 in stock based compensation expense for the remainder of the fiscal year ended February 3, 2007. The Company has adopted SFAS 123(R) using the prospective method effective January 1, 2006
Payroll and benefits make up 49% of the total general, administrative and store operating costs. 63% of the payroll and benefits without the stock based compensation expense is related to store operations. During the first quarter, we initiated a payroll process based on store productivity. This initiative has allowed us to reduce store payroll hours by 16%. We expect more productivity improvements by reinforcing clear performance goals and objectives.
Lease expense makes up 18% of the total general, administrative and store operating costs or 34% of revenue. The corporate office and warehouse lease cost makes up 4% of the total lease expense. During the past twelve months the Company has opened stores in major metropolitan areas of New York, Washington D.C, Boston and Philadelphia. These cities typically have higher rent structures. Our current initiatives of exiting under-performing stores, and installing improved store fixtures will help us leverage our lease costs and store operating expenses through increased sales.
Professional fees for the thirteen weeks ended April 29, 2006, were 18% of sales. These expenses included the December 31, 2005, audit, registration statements filed with the SEC, and the listing of the Company’s stock on the American Stock exchange.
Net Loss
The Company incurred a net loss of $4,261,138 which was 165% of revenues compared to $912,268 or 64% of revenues for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.
Liquidity and Capital Resources:
Cash
The Company has experienced negative cash flows from operations of $3,430,545 and $9,546,087 for the fiscal years ended January 1, 2005 and December 31, 2005, respectively. The Company has also experienced negative cash flows from operations of $1,022,457 and $4,578,190 for the four weeks ended January 28, 2006 and the thirteen weeks ended April 29, 2006, respectively. The Company’s cash and cash equivalents were $893,105 at April 29, 2006, representing a decrease of 75% from the cash of $3,604,075 at January 28, 2006. As of June 14, 2006, the Company had cash and cash equivalents of $671,498. The Company is taking a number of action steps to deal with its limited cash reserves, including (a) closing under-productive stores, (b) lowering administrative costs, and (c) obtaining third-party financing. We are currently completing the final steps of the due diligence phase and negotiating final terms for this financing. There can be no assurance that the Company will be successful in obtaining additional short-term financing or any additional financing on terms acceptable to the Company. The Company believes that any such short-term or long-term financing would be on terms that would be dilutive to the Company’s existing shareholders.
In the event the Company is unable to obtain third-party financing within the next four to ten weeks from the date of this filing, the Company will have to consider a number of strategic options, including but not limited to liquidating some or all of the Company’s assets or bankruptcy.

As of April 29, 2006, we have funded our operations and satisfied capital expenditure requirements primarily through proceeds received from the sale of equity in private placements. In January and March of 2006, the Company raised a total of $6,897,150 in cash through a private placement of 3,075,000 shares of common stock. On March 2, 2006, the Company entered in a credit agreement with Venture Bank. This agreement provides for a $1,000,000 line of credit.
We are a Company with limited operating history upon which to evaluate our business model and prospects. As of December 31, 2003, we had five retail stores open. Currently, we have 47 stores. We have closed nine, and opened three stores since December 31, 2005. Our limited operating history limits the ability to evaluate the long-term viability of our business and the success of our expansion. As a relatively new business, we are subject to all the risks inherent in commercial operations, including unforeseen difficulties and obstacles. There can be no assurance that we will be successful at developing a profitable chain of Kuhlman retail apparel stores.
We have a history of losses and expect to incur substantial expenses associated with increased store development and general and administrative expenses related to our expansion and operating as a public company. As a result, we expect to continue to incur net losses through at least fiscal year February 3, 2007. The Company’s ability to continue operations for the short and long-term future are dependant on our ability to continue to raise working capital in the equity and or debt markets.
Inventory
We began the thirteen weeks ended April 29, 2006 with $5,780,576 in inventory and an inventory allowance of $623,553 for a net inventory value of $5,157,023. The cost of merchandise sold plus shrinkage totaled $1,779,110 and the Company made purchases of $1,830,033 for the thirteen weeks ended April 29, 2006. We ended the thirteen week period with inventories of $5,831,499 and an inventory valuation allowance of $546,536 for net inventory of $5,284,963. The reserve represents expected discounts below our original cost that will be required to sell the inventory on hand as of April 29, 2006.
The inventory is made up of the following components.

		January	February	March	April
	December 2005	2006	2006	2006	2006
Regular Stores	3,760,075	3,707,037	3,321,347	2,734,547	2,875,634
Outlet Stores	799,276	653,380	810,473	841,787	1,442,871
Warehouse	1,386,018	934,310	718,972	1,291,784	859,806
Raw Materials	304,953	485,849	317,546	172,144	653,188
Valuation Allowance	(600,784)	(623,553)	(623,553)	(571,465)	(546,536)

Total	5,649,538	5,157,023	4,544,785	4,468,797	5,284,963

Through the first quarter of 2006, the Company’s goal of reducing inventory while clearing out the seasonal inventory was achieved through markdowns in the Kuhlman Stores in the months of January, February and March. We then transferred the remaining seasonal clearance merchandise to the outlet stores at the end of March.
Safe Harbor Statement:
The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated business plans and strategies, projected or anticipated benefits or other consequences of market conditions and opportunities, business plans or strategies, projections involving anticipated sales and revenues, expenses, projected future earnings and other aspects of operational results. All phases of the Company’s operations are subject to a number of uncertainties, risks and other influences, most of which are outside the Company’s control, and any one or combination of which could materially and adversely affect the results of the Company’s operations, and also, could affect whether any such forward-looking statements contained in this Form 10-QSB ultimately prove to be accurate. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the factors summarized below:
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
ITEM 3. CONTROLS AND PROCEDURES
We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management on a timely basis. At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company had a material weakness in its internal control over financial reporting related to ineffective controls over the review of computations and methodology pertaining to one non-routine equity transaction.
This deficiency in our internal controls related to improper recognition of expense related to the stock transaction between the Company’s Chairman of the Board and new Chief Executive Officer. The accounting for such transaction required that the discount in the sale price be recognized as compensation expense on the books of the Company. This expense is also recorded as an increase in additional paid in capital. The improper expense recognition was detected in the review process and correcting adjustments were recorded to properly state our expenses and was disclosed to our Audit Committee and to our auditors. We are in the process of improving our internal controls over financial reporting regarding these non-routine transactions. The Company is implementing policies requiring that all equity transactions by officers and directors of the Company be reviewed by management including the CFO, discussed with the Board of Directors and Audit Committee, and that management should document the financial effects of the transaction, whether or not there is any accounting effect.
During our most recent fiscal quarter, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

KUHLMAN COMPANY, INC.
Date: June18, 2006	By:	/s/ Luis Padilla
	Title:	Chief Executive Officer

Date: June 18, 2006	By:	/s/ Jon Gangelhoff
	Title:	Chief Financial Officer
(Principal Accounting Officer)