Form 10QSB
period 2006-07-29
KUHLMAN COMPANY, INC
filed 2006-09-18
CIK 1219641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 29, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___to___

Commission File Number  0-50187

KUHLMAN COMPANY, INC.
(Exact name of issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0883289 (IRS Employer Identification No.)

701 North Third Street, Suite B-1, Minneapolis, Minnesota (Address of Principal Executive Offices)	55401 (Zip Code)

(612) 338-5752
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of September 18, 2006 there were 26,167,903 outstanding shares of common stock, par value $0.001 per share. As of September 18, 2006 there were no outstanding shares of Series A Convertible Preferred Stock, par value $0.001 per share.

TABLE OF CONTENTS

		Page
PART I	Financial Information
Item 1	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of July 29, 2006 and January 28, 2006	15
	Condensed Consolidated Statements of Operations for the thirteen and twenty six weeks ended July 29, 2006 and July 30, 2005	16
	Condensed Consolidated Statements of Cash Flows for the twenty six weeks ended July 29, 2006 and July 30, 2005	17
	Notes to Condensed Consolidated Financial Statements at July 29, 2006 and July 30, 2005	18

Item 2	Management’s Discussion and Analysis or Plan of Operation	27
Item 3	Controls and Procedures	33
PART II	Other Information
Item 1	Legal Proceedings	35
Item 6	Exhibits	35
	Certifications

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

Kuhlman Company, Inc.
Condensed Consolidated Balance Sheets
(UNAUDITED)

	July 29, 2006	January 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$547,880	$3,604,075
Accounts receivable - net of allowance for doubtful accounts of $0
and $2,000, respectively	-	66,800
Inventories	3,581,893	5,157,023
Prepaid expenses	162,627	409,044
Lease deposits, current portion	33,000	33,000
Other current assets	18,163	94,732
Total current assets	4,343,563	9,364,674

Furniture, fixtures and leasehold improvements	3,379,260	2,690,575
Less accumulated depreciation and amortization	(612,001)	(337,856)
Furniture, fixtures and leasehold improvements - net	2,767,259	2,352,719

Other assets - lease deposits, net of current portion	279,256	319,256
Total assets	$7,390,078	$12,036,649

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,601,426	$3,808,790
Accrued expenses	631,100	522,840
Line of credit	400,000
Notes payable	145,652	462,757
Total current liabilities	4,778,178	4,794,387

Deferred rent	351,228	310,750

Total liabilities	5,129,406	5,105,137

Stockholders' equity:
Common stock ($0.001 par value: 50,000,000 shares authorized;
26,167,903 and 21,197,374 shares, respectively issued and
outstanding) and preferred stock ($0.001 par value: 22,000,000 shares authorized; 0 and 3,741,528 shares, respectively, issued
and outstanding)	26,169	24,939
Additional paid-in capital	22,717,477	18,614,537
Accumulated deficit	(20,482,974)	(11,707,964)
Total stockholders' equity	2,260,672	6,931,512
Total liabilities and stockholders' equity	$7,390,078	$12,036,649

See notes to condensed consolidated financial statements

Kuhlman Company, Inc.
Condensed Consolidated Statements of Operations
For the Thirteen and Twenty Six Weeks ended July 29, 2006 and July 30, 2005
(UNAUDITED)

	Thirteen Weeks Ending		Twenty Six Weeks Ending
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Sales	$2,425,817	$1,261,825	$5,006,362	$2,689,370
Cost of sales	2,676,186	706,628	4,455,296	1,437,515

Gross profit	(250,369)	555,197	551,066	1,251,855
General, administrative and store operating
expenses	3,883,120	1,813,246	8,822,450	3,354,908
Depreciation and amortization	154,947	64,192	288,781	112,173
Loss from operations	(4,288,436)	(1,322,241)	(8,560,165)	(2,215,226)

Loss on disposal of property and equipment	(219,387)		(219,387)

Interest income (expense), net	(6,049)	(61,026)	4,542	(80,309)
Net loss	$(4,513,872)	$(1,383,267)	$(8,775,010)	$(2,295,535)

Basic and diluted loss per share	$(0.17)	$(0.08)	$(0.34)	$(0.16)

Weighted average number of shares
outstanding - basic and diluted	26,166,496	17,270,720	25,951,326	14,443,793

See notes to condensed and consolidated financial statements

Kuhlman Company, Inc.
Condensed Consolidated Statements of Cash Flows
For the Twenty Six Weeks ended July 29, 2006 and July 30, 2005
(UNAUDITED)

	July 29, 2006	July 30, 2005
Cash flows from operating activities:
Net loss	$(8,775,010)	$(2,295,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,529,324	-
Non-cash interest charges	-	34,658
Warrants issued for services	57,600	48,400
Loss on disposal of property and equipment	219,387	-
Depreciation and amortization	288,781	112,173
(Increase) decrease in:
Accounts receivable, net	66,800	(53,709)
Inventories	1,575,130	(2,170,409)
Prepaid expenses	246,417	(988,911)
Lease deposits	40,000	(160,758)
Other current assets	76,569	(5,984)
Increase (decrease) in:
Accounts payable	(207,364)	360,136
Accrued expenses	108,260	(146,996)
Deferred rent	40,478	-

Net cash used in operating activities	(4,733,628)	(5,266,935)

Cash flows used in investing activities, purchase of property
and equipment	(922,708)	(640,167)

Cash flows from financing activities:
Net proceeds from issuance of stock	2,517,246	11,080,465
Net proceeds from line of credit	400,000
Net payments on notes payable	(317,105)	(115,341)

Net cash provided by financing activities	2,600,141	10,965,124

(Decrease) increase in cash	(3,056,195)	5,058,022
Cash beginning of period	3,604,075	208,148

Cash end of period	$547,880	$5,266,170

Supplemental disclosure of non-cash financing activities
Warrants issued for services	$57,600	$48,400
Common stock and options issued to employees.	$1,529,324	$-

See notes to condensed consolidated financial statements

KUHLMAN COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2006 and July 30, 2005
(UNAUDITED)

A.	Summary of Significant Accounting Policies

Change in Fiscal Year End

The Company has elected to change its fiscal year end from the Saturday closest to December 31 to the Saturday closest to January 31. We are presenting the unaudited condensed consolidated financial statements for the thirteen and twenty-six weeks ending July 29, 2006 and July 30, 2005. We presented the unaudited condensed consolidated financial statements for the four weeks ended January 28, 2006 and January 29, 2005, along with the unaudited condensed consolidated financial statements for the thirteen weeks ending April 29, 2006 and April 30, 2005, with our first quarter Form 10-QSB. We will present the audited financial statements as of the four weeks ended January 28, 2006, with the Form 10-KSB for the period ending February 3, 2007.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the twenty-six and thirteen weeks ended July 29, 2006 and July 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007. The balance sheet at January 28, 2006, has been derived from the unaudited condensed consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2006.  The Form 10-KSB provides additional financial information which in turn contains a more comprehensive description of the Company's businesses and operations.

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

Cash Concentrations

Bank balances exceeded federally insured levels as of July 29, 2006. Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Accounts Receivable, credit risk and allowance for doubtful accounts

In addition to its retailing operations, the Company generates revenue by providing product design and contract manufacturing for department store retailers seeking to augment their in-house expertise, which results in trade receivables. The Company reviews customers' credit history before extending unsecured credit and may establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.

The Company does not accrue interest on past due accounts receivable. Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $0 at July 29, 2006 and $2,000 at January 28, 2006. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate will change during the next year.

Valuation of Inventories

Our inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. The Company's success is largely dependent upon its ability to forecast the tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company's failure to anticipate, identify, or react appropriately to changes in fashion trends could lead to excess inventories and markdowns. Sudden or continuing changes in the Company's product markets could directly impact our gross profit performance and may cause variability in gross profit results from reporting period to reporting period.

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical inventory consumption, current market demands and shifting market trends. Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods. Sudden or continuing downward changes in the Company's product markets may cause us to record additional inventory revaluation charges in future periods.

The Company’s ending inventory was made up of the following components:

	July 29, 2006	January 28, 2006

Finished goods	$3,421,048	$5,294,728
Raw materials	976,853	485,848
Inventory allowance	(816,008)	(623,553)

Total inventories	$3,581,893	$5,157,023

Revenue Recognition

Retail revenue is recognized at the time of register receipt. The Company accrues for estimated returns in accordance with Statement of Financial Accounting Standards, (SFAS) No. 48, "Revenue Recognition When Right of Return Exists," based on historical return levels. For private label sales, revenue is recognized upon transfer of title at time of shipment as long as there was evidence of an arrangement, the price was fixed or determinable, and collectibility was probable.

Income Taxes

Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards (SFAS) No.109, Accounting for Income Taxes. Temporary differences relate primarily to: allowances for doubtful accounts; inventory valuation allowances; accumulated depreciation; and accrued expenses not currently deductible. No income tax expense is recorded in the statement of operations since the Company has fully reserved for all tax benefits relating to net operating loss carryforwards at this time, and will continue to assess its tax situation on a going forward basis.

Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company's segments have similar economic characteristics and are similar in the nature of the products sold, type of customers and methods used to distribute the Company's products. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

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

In all periods prior to January 1, 2006, the Company accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options. The Company did recognize $249,200 in stock based compensation expense in the fourth quarter of 2005 as a result of accelerated vesting of stock options with a fair market value greater than the exercise price at the time of the acceleration. Accordingly, the adoption of SFAS 123(R)’s fair value method affects the Company’s results of operations, although it does not affect the Company’s overall financial position. If the Company had been accounting for stock based compensation under SFAS 123(R) during the thirteen and twenty-six weeks ended July 30, 2005, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma disclosure set forth below:

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	July 30, 2005	July 30, 2005

As reported	$(1,383,267)	$(2,295,535)
Less: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
Net of related tax effects	$(274,760)	$(274,760)

Pro forma	$(1,658,027)	$(2,570,295)

Basic and diluted as reported	$(0.08)	$(0.16)
Basic and diluted pro forma	$(0.10)	$(0.18)

During the twenty-six weeks ended July 29, 2006, the Company granted options for 757,000 shares, granted 544,000 shares of restricted stock to employees and the Chairman sold stock at a discount to the CEO as part of his employment agreement. The fair values of the stock grants were computed based on the fair value of the stock on the grant date. The stock price on the grant dates ranged from $2.40 to $2.46. The vesting of the stock grants ranges from 0 to 2.5 years. The fair values of the options were calculated using the Black-Scholes option pricing model with the following assumptions: (a) no dividend yield, (b) 87.93% - 98.73% expected volatility, (c) expected life of five years and (d) a risk-free rate of return of 4.69% - 4.99%. On February 3, 2006, Scott Kuhlman, the Chairman of the Board, sold 500,000 shares of common stock to Luis Padilla, the CEO, for $1.00 per share. The $1.00 per share price was discounted to $0.92 per share because the agreement between the CEO and the Chairman of the Board called for 5 equal interest free payments. The market price on that day was $2.75. The Company recognized the difference between the market price and the discounted sale price as expense, under fair value recognition provisions of SFAS 123(R) and SAB Topic 5-T, “Accounting for Expenses or Liabilities Paid by Principal Stockholders(s).” The Company recorded expense of $95,951 for the options granted, $518,373 for the stock grants and $915,000 for the discounted sale, for the twenty-six weeks ended July 29, 2006. For additional information on the stock option plan see Note D.

Earnings per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common and preferred shares outstanding during the period. Diluted loss per share is computed the same as the basic loss per share due to the continuing operating loss which makes the impact of stock options and warrants anti-dilutive. Preferred shares are included in the calculation along with common shares since the preferred shares are similar to common shares and were convertible into one share of common stock each as a result of the Company’s filing of its Registration Statement on Form SB-2. In addition, all outstanding preferred shares automatically converted into common shares on June 10, 2006, the one-year anniversary of the Merger.

Following is a computation of basic and diluted earnings per share for the twenty-six weeks ended July 29, 2006, and July 30, 2005:

	The Twenty-six Weeks Ended	The Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005

Net loss	$(8,775,010)	$(2,295,535)

Weighted average shares outstanding	25,951,326	14,443,793

Net loss per share -- basic and diluted	$(0.34)	$(0.16)

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

The following illustrates the primary costs classified in each major expense category:

Cost of sales	General, Administrative, and Store Operating Expenses
Merchandise	Store payroll and benefits
Freight - in	Occupancy
Freight - out	Store operating
Inventory shrinkage	Design and merchandise payroll and benefits
Other administrative

This change has no impact on the net loss, the loss from operations, or the loss per share of the Company, but the change does impact how the gross profit is reported. The change decreases costs of sales and increases general, administrative and store operating expense by $2,188,036 and $478,055 for the twenty-six weeks ending July 29, 2006 and July 30, 2005, respectively.

The following illustrates the results of operations had we not made this change.

	Proforma - For the	Proforma - For the
	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005

Sales	$5,006,362	$2,689,370
Cost of sales	6,643,332	1,915,570
Gross profit	773,800	(1,636,970)

General, administrative, store operating expenses,
depreciation and amortization	6,923,195	2,989,026
Loss from operations	$(8,560,165)	$(2,215,226)

B.	Notes Payable

The Company entered into a Credit Agreement with Cananwill, Inc. on June 8, 2005. Under the Credit Agreement, the Company borrowed $111,999 at 7.5% interest. The loan called for nine equal monthly installments of $12,836. This loan was paid in full on February 10, 2006. The loan was secured by any sums payable under certain insurance policies.

On March 2, 2006, The Company also obtained a $1.0 million line of revolving credit from Venture Bank, based in Minneapolis, MN. On March 2, 2006, Opportunity Finance, a company controlled by Jon Sabes, one of the Company’s directors, subordinated its security interest in the business assets of the Company to Venture Bank. This working capital line carries a rate at prime plus 1% and is secured by all of the Company’s business assets. The line is subject to the following covenants: Borrowing on the line of credit may not exceed 25% of the value of the Company’s inventory and the Company must maintain $6,000,000 in equity. As of July 29, 2006, the Company has borrowed $400,000 under the line of credit. Venture Bank is currently not allowing the Company to borrow additional funds under the line of credit because the company is not in compliance with the equity covenant of the line of credit agreement.

The Company entered into a Credit Agreement with AICCO, Inc. on March 31, 2006. Under the Credit Agreement the Company borrowed $127,369 at 7.34% interest. The loan calls for 11 monthly payments of $12,011. The balance as of July 29, 2006, was $82,029.

On June 8, 2006, the Company entered into a finance agreement with Cananwill, Inc. Under this agreement the Company borrowed $69,725 at 9.11% interest. The loan calls for 11 equal payments of $6,631 per month. The balance as of July 29, 2006 was $63,623.

C.	Commitments and Contingencies

Legal Proceedings

None.

Leases

The Company closed nine underperforming stores during the month of July, 2006. As a result, we have recorded an estimated liability of $170,500 to settle these leases. The cost of closing the stores and relocating merchandise is included in general, administrative, and store operating expense.

During the twenty-six weeks ended July 29, 2006, the Company did not enter into any additional lease agreements for retail space. The base rent expense for all leases has been computed on a straight-line basis. Most of the leases require the Company to pay base rent, contingent rent based on sales, real estate taxes and common area expenses.

D.	Stock Options

The board of directors and shareholders of SK2, Inc. adopted the SK2, Inc. Stock Option Plan for directors, employees and consultants in May 2005 (the “Stock Option Plan”). The Stock Option Plan was assumed by the Company upon the Merger. Currently, an aggregate of 3,500,000 shares of our common stock are reserved for issuance under the Stock Option Plan. The plan is administered by the compensation committee of the board of directors, which has the discretion to determine the number and purchase price of shares subject to stock options, the term of each option, and the time or times during its term when each option becomes exercisable.

On March 15, 2006, the Company granted options for 450,000 shares to employees. On May 25, 2006, the Company granted options for 200,000 shares to employees. On July 26, 2006, the Company granted options for 107,000 shares to employees. The options have a life of 10 years and a vesting period of 3 years.

A summary of the status of the Company’s stock options as of July 29, 2006, is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 28, 2006	557,500	$1.87	8.9 years
Granted	757,000	1.78	9.1 years	$10,700
Exercised	0
Forfeited	(50,000)	2.49	9.6 years
Outstanding at July 29, 2006	1,264,500	$1.79	9.4 years	$10,700

Options exercisable at January 28, 2006	557,500	$1.87	8.9 years
Options exercisable at July 29, 2006	557,500	$1.87	8.9 years	$-

Weighted-average fair value of options
granted during the twenty-six weeks	$1.78

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing price of the Company’s stock on July 29, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 29, 2006. As of July 29, 2006, there was approximately $766,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $143,700 is expected to be recognized during the remainder of the fiscal year ended February 3, 2007, $287,300 in the fiscal year ended February 2, 2008, $287,300 in the fiscal year ended January 31, 2009 and $47,700 in the fiscal year ended January 30, 2010.

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

On August 31, 2006 the Company entered into a Credit Agreement with Opportunity Finance, a related party. Under the Credit Agreement the Company borrowed $100,000. The Credit Agreement calls for interest in an amount equal to $5,000. The principal and interest are due on September 30, 2006.

The Company closed six underperforming stores between July 30 and September 18, 2006. The estimated costs to settle these leases will be $130,000. The cost of closing the stores and relocating merchandise will be included in general, administrative, and store operating expense.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

Kuhlman Company, Inc. is a specialty retailer and wholesale provider of exclusively designed, distinctive, high-quality apparel and accessories. We’re a personal guide for self expression, supporting individuality and originality by providing unique products, services and experiences.

Our merchandise is offered under the Kuhlman brand through our own retail stores and under private labels of large retailers. Since opening our first store in August 2003, our dedicated and experienced management team has helped us increase our national presence. As of July 29, 2006, we have 38 locations in 18 states. As of September 18, 2006, we have 32 stores open in 13 states.

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

Management believes that focusing on the following key areas will lead to improved results:

•	Expand and re-fixture those stores that are performing to increase productivity.
•	Continue to counter source products for increased product margins.
•	Improve existing retail productivity by establishing clear performance goals and objectives and providing related compensation incentives.
•	Expansion of wholesale and design-assist business.
•	Reduction in corporate expense.
•	Exiting under-performing stores.

Results of Operations:

Revenue
For the twenty-six weeks ended July 29, 2006 and July 30, 2005, total Company’s revenues were $5,006,362 and $2,689,370, respectively. Wholesale revenue was 0% of total revenue for the twenty-six weeks ended July 29, 2006 compared to 10.0% of revenues for the twenty-six weeks ended July 30, 2005. Retail sales were $5,006,362 and $2,419,906 for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively, representing a 107% increase in retail sales. Kuhlman operated 38 and 29 stores at the end of the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. During the twenty six weeks ending July 29, 2006 the Company opened four and closed twelve stores.

The following illustrates the sales by type of store for the Twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

Gross Profit
Gross profit represents net sales less cost of sales. The Company has elected to change the way cost of sales is presented in the financial statements in order to better reflect the true cost of the merchandise sold. Cost of sales includes cost of merchandise and freight from vendors, duty, costs incurred for shipping and handling, and inventory shrinkage. Overall gross profit as a percent of sales was 11.0% for the twenty-six weeks ended July 29, 2006, compared to 46.6% for the twenty-six weeks ended July 30, 2005.

The following chart shows the trend in gross profit since January 28, 2006:

We have also moved to a model of taking markdowns on a more frequent basis. Throughout the spring-summer season we reviewed markdowns weekly and began taking clearance markdowns in June. The Company had a valuation reserve for anticipated losses on merchandise of $816,008 and $623,553 as of July 29, 2006 and January 28, 2006, respectively.

We are actively counter sourcing products for increased product margins. This is being done in a way that will allow us to maintain our high quality standards and that will also allow us to generate higher initial gross profit and maintain gross profit if the goods are sold at clearance prices.

General, Administrative and Store Operating Costs
General, administrative and store operating costs were 176% and 125% of total revenue for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. General, administrative and store operating expenses include $1,529,324 in non-cash expense related to stock based compensation for the twenty-six weeks ended July 29, 2006, compared to $0 for the twenty-six weeks ended July 30, 2005. The stock based compensation is made up of three components. $95,951 is expense related to stock options under the new accounting rules, $518,373 is expense related to restricted stock grants to employees and $915,000 is related to a discounted sale of stock from Scott Kuhlman, the Chairman of the Board, to Luis Padilla, the CEO. The Company expects to expense an additional $143,700 in stock based compensation expense for the remainder of the fiscal year ended February 3, 2007. The Company has adopted SFAS 123(R) using the prospective method effective January 1, 2006

Payroll and benefits make up 49% of the total general, administrative and store operating costs. 62% of the payroll and benefits without the stock based compensation expense is related to store operations. During the first quarter, we initiated a payroll process based on store productivity.

Lease expense makes up 23% of the total general, administrative and store operating costs or 41% of revenue. The corporate office and warehouse lease cost makes up 4% of the total lease expense. The Company has recognized accelerated rent of $170,500 to estimate the cost of settling leases on closed stores. During the past twelve months the Company has opened stores in major metropolitan areas of New York, Washington D.C, Boston and Philadelphia. These cities typically have higher rent structures.

Professional fees for the twenty-six weeks ended July 29, 2006, were 15% of sales. These expenses included the December 31, 2005, audit, registration statements filed with the SEC, and the listing of the Company’s stock on the American Stock exchange.

Net Loss
The Company incurred a net loss of $8,775,010 which was 175% of revenues compared to $2,295,535 or 85% of revenues for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

Liquidity and Capital Resources:
Cash
The Company has experienced negative cash flows from operations of $4,733,628 for the twenty-six weeks ended July 29, 2006. The Company’s cash and cash equivalents were $547,880 at July 29, 2006, representing a decrease of 85% from the cash of $3,604,075 at January 28, 2006. As of September 11, 2006, the Company had cash and cash equivalents of $207,583. The Company is considering a number of action steps to deal with its limited cash reserves, including (a) obtaining third-party financing, (b) closing additional under-productive stores, and (c) lowering administrative costs.

As of the date of this filing in the event the Company is unable to obtain third-party financing within the next 10 to 14 days, the Company will have to consider a number of strategic options, including but not limited to liquidating some or all of the Company’s assets or discontinuing operations and bankruptcy. Even if we obtain third-party financing, the Company’s ability to continue operations for the short and long-term future are dependant on our ability to continue to raise working capital in the equity and or debt markets.

There can be no assurance that the Company will be successful in obtaining additional short-term financing or any additional financing on terms acceptable to the Company. The Company believes that any such short-term or long-term financing would be on terms that would be substantially dilutive to the Company’s existing shareholders.

Failure to obtain short-term or additional financing would have a material adverse effect on the Company, and the Company would have to consider liquidating all or part of the Company’s assets and potentially discontinuing operations.

As of July 29, 2006, we have funded our operations and satisfied capital expenditure requirements primarily through proceeds received from the sale of equity in private placements. In January and March of 2006, the Company raised a total of $6,897,150 in cash through a private placement of 3,075,000 shares of common stock. On March 2, 2006, the Company entered in a credit agreement with Venture Bank. This agreement provides for a $1,000,000 line of credit. We have borrowed $400,000 on the line of credit. As of September 6, 2006 the bank has not allowed any further borrowings on the line credit due to the fact that we are not in compliance with the equity covenants in the agreement

We are a Company with limited operating history upon which to evaluate our business model and prospects. As of December 31, 2003, we had five retail stores open. Currently, we have 32 stores. The Company has opened four and closed twelve stores in the twenty-six weeks ending July 29, 2006. Our limited operating history limits the ability to evaluate the long-term viability of our business and the success of our expansion. As a relatively new business, we are subject to all the risks inherent in commercial operations, including unforeseen difficulties and obstacles. There can be no assurance that we will be successful at developing a profitable chain of Kuhlman retail apparel stores.

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

Inventory
We began the twenty-six weeks ended July 29, 2006, with a net inventory value of $5,157,023. The cost of merchandise sold plus shrinkage totaled $4,262,841 and the Company made purchases of $2,880,166 for the twenty-six weeks ended July 29, 2006. We ended the twenty-six week period with inventories of $4,397,901 and an inventory valuation allowance of $816,008 for net inventory of $3,581,893. The reserve represents expected discounts below our original cost that will be required to sell the inventory on hand as of July 29, 2006.

The inventory is made up of the following components.

	December 2005	January 2006	April 2006	July 2006
Regular Stores	3,760,075	3,707,037	2,875,634	2,265,878
Outlet Stores	799,276	653,380	1,442,871	953,470
Warehouse	1,386,018	934,310	859,806	201,700
Raw Materials	304,953	485,849	653,188	976,853
Valuation Allowance	(600,784)	(623,553)	(546,536)	(816,008)
Total	5,649,538	5,157,023	5,284,963	3,581,893

Safe Harbor Statement:

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to the Company’s ability to raise short and long term financing, anticipated business plans and strategies, projected or anticipated benefits or other consequences of market conditions and opportunities, business plans or strategies, projections involving anticipated sales and revenues, expenses, projected future earnings and other aspects of operational results. All phases of the Company’s operations are subject to a number of uncertainties, risks and other influences, most of which are outside the Company’s control, and any one or combination of which could materially and adversely affect the results of the Company’s operations, and also, could affect whether any such forward-looking statements contained in this Form 10-QSB ultimately prove to be accurate. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the factors summarized below:

•
Our continued viability depends on our ability to operate stores on a profitable basis and on management’s ability to maintain a senior management team, close underperforming stores, negotiate satisfactory termination of certain leases, and otherwise manage our expenses and accounts payable.

•	Factors beyond our control may also affect our ability to increase same store revenues, including general economic and business conditions affecting consumer spending.

•
Our attempts to become cash flow positive will place an increasing strain on our resources and we could experience difficulties relating to a variety of operational matters, including hiring, retaining, training and managing an increasing number of employees, obtaining sufficient quantities of merchandise from vendors, obtaining sufficient material and contract manufacturers to produce our products, expanding our distribution facility and enhancing our financial and operating systems.

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

Critical Accounting Policies and Estimates

Our discussion and analysis or plan of operation is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated. The notes to the financial statements contained herein describe our significant accounting policies used in the preparation of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, inventory valuations, the lives and continued usefulness of furniture, fixtures and leasehold improvements and contingencies. Due to uncertainties, however, it is at least reasonably possible that management's estimates will change during the next year, which cannot be estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

Retail revenue is recognized at the time of register receipt. The Company accrues for estimated returns in accordance with statement of Financial Accounting Standards, (SFAS) No. 48, "Revenue Recognition When Right of Return Exists," based on historical return levels. For private label sales, revenue is recognized upon transfer of title at time of shipment as long as there was evidence of an arrangement, the price was fixed or determinable, and collectibility was probable.

ITEM 3.    CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management on a timely basis. At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company had a material weakness in the Corporation’s internal control over financial reporting because of ineffective controls related to the review of computations and methodology pertaining to one non-routine transaction which could potentially cause a material misstatement in financial reporting.

This deficiency in our internal controls related to improper recognition of expense related to the stock transaction between the Company’s Chairman of the Board and the new Chief Executive Officer. The accounting for such transactions required that the discount in the sale price be recognized as compensation expense on the books of the Company. This expense is also recorded as an increase in additional paid in capital. The improper expense recognition was detected in the review process and correcting adjustments were recorded to properly state our expenses and was disclosed to our Audit Committee and to our auditors. We are in the process of improving our internal controls over financial reporting regarding these non-routine transactions. The Company is implementing policies requiring that all equity transactions by officers and directors of the Company be reviewed by management including the CFO, discussed with the Board of Directors and Audit Committee, and that the management should document the financial effects of the transaction, whether or not there is any accounting effect.

During our most recent fiscal quarter, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings.

ITEM 6.    EXHIBITS

The following exhibits are filed as part of this quarterly report:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a - 14(a)/15d-14(a) certification of principal accounting officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KUHLMAN COMPANY, INC.

Date: September 18, 2006	By:	/s/ Luis Padilla
Title: Chief Executive Officer

Date: September 18, 2006	By:	/s/ Jon Gangelhoff
Title: Chief Financial Officer
(Principal Accounting Officer)