Form 10QSB
period 2006-10-28
KUHLMAN COMPANY, INC
filed 2006-12-22
CIK 1219641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 28, 2006

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

(612) 338-5752
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

As of December 12, 2006 there were 25,980,402 outstanding shares of common stock, par value $0.001 per share. As of December 12, 2006 there were no outstanding shares of Series A Convertible Preferred Stock, par value $0.001 per share.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of October 28, 2006 and January 28, 2006	3

	Condensed Consolidated Statements of Operations for the thirteen and thirty nine weeks ended October 28, 2006 and October 29, 2005	4

	Condensed Consolidated Statements of Cash Flows for the thirty nine weeks ended October 28, 2006 and October 29, 2005	5

	Notes to Condensed Consolidated Financial Statements at October 28, 2006 and October 29, 2005	6

Item 2	Management’s Discussion and Analysis or Plan of Operation	16

Item 3	Controls and Procedures	23

PART II	Other Information

Item 1	Legal Proceedings	24

Item 6	Exhibits	24

	Certifications

Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

2 of 25

Kuhlman Company, Inc.
Condensed Consolidated Balance Sheets
(UNAUDITED)

	October 28, 2006	January 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$157,579	$3,604,075
Accounts receivable - net of allowance for doubtful accounts of $0
and $2,000, respectively	45,578	66,800
Inventories	2,236,302	5,157,023
Prepaid expenses	102,081	409,044
Lease deposits, current portion	33,000	33,000
Other current assets	20,593	94,732
Total current assets	2,595,133	9,364,674

Furniture, fixtures and leasehold improvements	3,144,120	2,690,575
Less accumulated depreciation and amortization	(580,453)	(337,856)
Furniture, fixtures and leasehold improvements - net	2,563,667	2,352,719

Capitalized finance costs	122,500	-
Other assets - lease deposits, net of current portion	219,060	319,256
Total assets	$5,500,360	$12,036,649

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,805,774	$3,808,790
Accrued expenses	947,700	522,840
Line of credit	400,000
Notes payable	186,040	462,757
Total current liabilities	5,339,514	4,794,387

Convertible Debt	361,000	-
Deferred rent	326,898	310,750
Total liabilities	6,027,412	5,105,137

Stockholders' equity:
Common stock ($0.001 par value: 138,000,000 shares authorized;
25,980,402 and 21,197,374 shares, respectively issued and
outstanding) and preferred stock ($0.001 par value: 22,000,000 shares authorized; 0 and 3,741,528 shares, respectively, issued
and outstanding)	25,980	24,939
Additional paid-in capital	23,135,854	18,614,537
Accumulated deficit	(23,688,886)	(11,707,964)
Total stockholders' equity	(527,052)	6,931,512
Total liabilities and stockholders' equity	$5,500,360	$12,036,649

See notes to condensed consolidated financial statements

3 of 25

Kuhlman Company, Inc.
Condensed Consolidated Statements of Operations
For the Thirteen and Thirty Nine Weeks ended October 28, 2006 and October 29, 2005
(UNAUDITED)

	Thirteen Weeks Ending		Thirty Nine Weeks Ending
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Sales	$1,970,094	$1,325,549	$6,976,456	$4,035,472
Cost of sales	2,098,126	813,000	6,553,422	2,283,522
Gross profit	(128,032)	512,549	423,034	1,751,950
General, administrative and store operating
expenses	2,865,312	2,501,081	11,687,762	5,861,181
Depreciation and amortization	89,812	93,317	378,593	204,606
Loss on disposal of property and equipment	105,607	-	324,994	-
Loss from operations	(3,188,763)	(2,081,849)	(11,968,315)	(4,313,837)

Interest expense, net	(17,149)	(36,583)	(12,607)	(116,893)
Net loss	$(3,205,912)	$(2,118,432)	$(11,980,922)	$(4,430,730)

Basic and diluted loss per share	$(0.12)	$(0.09)	$(0.46)	$(0.22)

Weighted average number of shares
outstanding - basic and diluted	26,012,357	22,543,744	25,877,049	19,977,181

See notes to condensed and consolidated financial statements

4 of 25

Kuhlman Company, Inc.
Condensed Consolidated Statements of Cash Flows
For the Thirty Nine Weeks ended October 28, 2006 and October 29, 2005
(UNAUDITED)

	October 28, 2006	October 29, 2005
Cash flows from operating activities:
Net loss	$(11,980,922)	$(4,430,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,354,362	-
Non-cash interest charges	-	46,427
Warrants issued for services	67,250	48,400
Loss on disposal of property and equipment	324,994	-
Depreciation and amortization	378,593	204,606
(Increase) decrease in:
Accounts receivable, net	21,222	75,802
Inventories	2,920,722	(4,283,649)
Prepaid expenses	306,963	(437,383)
Lease deposits	100,196	(333,925)
Other current assets	74,139	(15,604)
-
Increase (decrease) in:
Accounts payable	(3,016)	1,169,602
Accrued expenses	424,861	(56,732)
Deferred rent	16,148	-

Net cash used in operating activities	(5,994,488)	(8,013,186)

Cash flows used in investing activities, purchase of property
and equipment	(914,537)	(1,252,054)

Cash flows from financing activities:
Net proceeds from issuance of stock	2,461,746	11,027,746
Net proceeds from convertible debt	877,500	-
Net proceeds from line of credit	400,000	-
Net payments on notes payable	(276,717)	(127,920)

Net cash provided by financing activities	3,462,529	10,899,826

(Decrease) increase in cash and cash equivalents	(3,446,496)	1,634,586
Cash and cash equivalents beginning of period	3,604,075	208,148

Cash and cash equivalents end of period	$157,579	$1,842,735

Supplemental disclosure of non-cash financing activities
Warrants issued for services	$67,250	$48,400
Value of beneficial conversion feature and warrants issued to convertible debt holders	$639,000	$-
Finance costs associated with convertible debt issued	$122,500	$-
Common stock and options issued to employees.	$1,354,362	$-

See notes to condensed consolidated financial statements

5 of 25

KUHLMAN COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 28, 2006 and October 29, 2005
(UNAUDITED)

A.	Summary of Significant Accounting Policies

Change in Fiscal Year End

The Company has elected to change its fiscal year end from the Saturday closest to December 31 to the Saturday closest to January 31. We are presenting the unaudited condensed consolidated financial statements for the thirteen and thirty-nine weeks ending October 28, 2006 and October 29, 2005. We presented the unaudited condensed consolidated financial statements for the four weeks ended January 28, 2006 and January 29, 2005, along with the unaudited condensed consolidated financial statements for the thirteen weeks ending April 29, 2006 and April 30, 2005, with our first quarter Form 10-QSB. We will present the audited financial statements as of the four weeks ended January 28, 2006, with the Form 10-KSB for the period ending February 3, 2007.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the thirty-nine and thirteen weeks ended October 28, 2006 and October 29, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2007. The balance sheet at January 28, 2006, has been derived from the unaudited condensed consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission on March 31, 2006.  The Form 10-KSB provides additional financial information which in turn contains a more comprehensive description of the Company's businesses and operations.

In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The financial statements are presented on the accrual basis. Material estimates that are particularly susceptible to significant change relate to the determination of the inventory allowance and lease termination costs.

6 of 25

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

On November 13, 2006, the Company amended its articles of incorporation to increase the total shares authorized for issuance to 160,000,000 shares of capital stock. The Company has no preferred stock authorized and outstanding.

For 2005, the financial statements reflect the activity as though Kuhlman Company, Inc. was the 100% owner of SK2, Inc. and SK2, Inc. was the 100% owner of A3, LLC.

Cash Concentrations

Bank balances exceeded federally insured levels as of January 28 and October 28, 2006. Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

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

The Company does not accrue interest on past due accounts receivable. Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $0 at October 28, 2006 and $2,000 at January 28, 2006. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate will change during the next year.

7 of 25

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

The Company’s ending inventory was made up of the following components:

	October 28, 2006	January 28, 2006

Finished goods	$1,217,956	$5,294,728
Raw materials	1,168,346	485,848
Inventory allowance	(150,000)	(623,553)

Total inventories	$2,236,302	$5,157,023

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

8 of 25

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

Stock-Based Compensation

On December 15, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment , which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows . Generally, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values determined at the date of grant. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amended the compliance dates for SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective method effective January 1, 2006.

In all periods prior to January 1, 2006, the Company accounted for stock-based compensation awards to employees using the intrinsic value method prescribed by APB Opinion No. 25 and, as such, generally recognized no compensation cost for employee stock options. The Company did recognize $249,200 in stock based compensation expense in the fourth quarter of 2005 as a result of accelerated vesting of stock options with a fair market value greater than the exercise price at the time of the acceleration. Accordingly, the adoption of SFAS 123(R)’s fair value method affects the Company’s results of operations, although it does not affect the Company’s overall financial position. If the Company had been accounting for stock based compensation under SFAS 123(R) during the thirteen and thirty-nine weeks ended October 29, 2005, the impact of that standard would have approximated the impact of SFAS 123 as described in the pro forma disclosure set forth below:

	Thirteen Weeks Ended October 29, 2005	Thirty-nine Weeks Ended October 29, 2005

As reported	$(2,118,432)	$(4,430,730)
Less: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
Net of related tax effects	$(278,454)	$(278,454)

Pro forma	$(2,396,886)	$(4,709,184)

Basic and diluted as reported	$(0.09)	$(0.22)
Basic and diluted pro forma	$(0.11)	$(0.24)

9 of 25

During the thirty-nine weeks ended October 28, 2006, the Company granted options for 1,447,000 shares, granted 544,000 shares of restricted stock to employees and the Chairman sold stock at a discount to the CEO as part of his employment agreement. The fair values of the stock grants were computed based on the fair value of the stock on the grant date. The stock price on the grant dates ranged from $2.40 to $2.46. The vesting of the stock grants ranges from 0 to 2.5 years. The fair values of the options were calculated using the Black-Scholes option pricing model with the following assumptions: (a) no dividend yield, (b) 98.73% expected volatility, (c) expected life of five years and (d) a risk-free rate of return of 4.99%. On February 3, 2006, Scott Kuhlman, the Chairman of the Board, sold 500,000 shares of common stock to Luis Padilla, the CEO, for $1.00 per share. The $1.00 per share price was discounted to $0.92 per share because the agreement between the CEO and the Chairman of the Board called for 5 equal interest free payments. The market price on that day was $2.75. The Company recognized the difference between the market price and the discounted sale price as expense, under fair value recognition provisions of SFAS 123(R) and SAB Topic 5-T, “Accounting for Expenses or Liabilities Paid by Principal Stockholders(s).” The Company recorded expense of $72,162 for the options granted, $367,200 for the stock grants and $915,000 for the discounted sale, for the thirty-nine weeks ended October 28, 2006. For additional information on the stock option plan see Note D.

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

Following is a computation of basic and diluted earnings per share for the thirty-nine weeks ended October 28, 2006, and October 29, 2005:

	The Thirty-nine Weeks Ended	The Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005

Net loss	$(11,980,922)	$(4,430,730)

Weighted average shares outstanding	25,877,049	19,977,181

Net loss per share -- basic and diluted	$(0.46)	$(0.22)

Had operating losses not been continuing, the Company would have used the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

10 of 25

Reclassifications

The Company has elected to reclassify store occupancy and design and merchandise payroll and benefit costs from cost of goods sold to general, administrative and store operating expenses. The Company has made this change to make the reporting comparable to other retailers and only affects reporting for periods ending in 2005.

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

On March 2, 2006, the Company also obtained a $1.0 million line of revolving credit from Venture Bank, based in Minneapolis, MN. On March 2, 2006, Opportunity Finance, a company controlled by Jon Sabes, one of the Company’s directors at the time, subordinated its security interest in the business assets of the Company to Venture Bank. This working capital line carries a rate at prime plus 1% and is secured by all of the Company’s business assets. The line is subject to the following covenants: Borrowing on the line of credit may not exceed 25% of the value of the Company’s inventory and the Company must maintain $6,000,000 in equity. As of October 28, 2006, the Company has borrowed $400,000 under the line of credit. Venture Bank is currently not allowing the Company to borrow additional funds under the line of credit because the Company is not in compliance with the equity covenant of the line of credit agreement. In October 2006, Venture Bank obtained the personal guarantee up to $400,000 of Scott Kuhlman, Chief Executive Officer of the Company and his spouse, Susan Kuhlman, also an employee of the Company. Although the Company’s equity has been below $6,000,000 since the end of the month of May 2006, Venture Bank has continued to allow the Company to use the working capital line according to its terms up to $400,000.

11 of 25

The Company entered into a Credit Agreement with AICCO, Inc. on March 31, 2006. Under the Credit Agreement the Company borrowed $127,369 at 7.34% interest. The loan calls for 11 monthly payments of $12,011. The balance as of October 28, 2006, was $47,290.

On June 8, 2006, the Company entered into a finance agreement with Cananwill, Inc. Under this agreement the Company borrowed $69,725 at 9.11% interest. The loan calls for 11 equal payments of $6,631 per month. The balance as of October 28, 2006, was $38,750.

On August 31, 2006 the Company entered into a Credit Agreement with Opportunity Finance, a related party. Under the Credit Agreement the Company borrowed $100,000 which is secured by the business assets of the Company but its security interest is subordinated to Venture Bank. The Credit Agreement calls for interest in an amount equal to $5,000. The principal and interest were due on September 30, 2006. The Company has paid interest through September 30, 2006 but not the principal. Opportunity Finance has demanded payment on such note.

On September 22, 2006, we entered into an agreement with an investment partnership pursuant to which such investor agreed to provide an aggregate of $1.75 million in financing to the Company through the issuance of 8% secured convertible debentures and warrants. On such date we issued to such investment partnership 8% secured convertible debentures in the principal amount of $1,000,000 and warrants to acquire 2,000,000 shares of the Company’s common stock. The net proceeds of such issuance was $877,500. The debentures are due September 22, 2009 and are secured by the business assets of the Company and its subsidiaries, and a pledge of an aggregate of 3,032,500 shares of the Company’s common stock beneficially owned by Scott Kuhlman, CEO and a director of the Company, and Jon Sabes, a former director of the Company.

The debentures convert, at the option of the holder, into the Company’s common stock at the lower of (a) $0.3178 or (b) ninety (90%) of the lowest volume weighted average price (“VWAP”) of the common stock during the twenty (20) days immediately preceding the conversion date (the “Market Conversion Price”). No more than $250,000 principal amount can be converted in any 30 day period. In the case of an Event of Default (as defined in the debenture), the conversion price shall be reduced to the lower of twenty percent (20%) of VWAP on the Closing Date or twenty-five percent (25%) on the then Market Conversion Price.

The warrants have a five-year term. Warrants to acquire 1,000,000 shares of common stock have an exercise price of $0.32 per share and warrants to acquire 1,000,000 shares of the common stock have an exercise price of $0.35 per share. In addition, the warrants have a cashless exercise provision that would result in a net share settlement if this provision were invoked and there is no provision for a net cash settlement of such warrants.

The Company accounted for the borrowing and issuance of warrants in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The face value of $1,750,000 was allocated based upon the relative fair market values of the total debt issued. The amount allocated to the warrants is $357,000 and as of October 28, 2006 the amount allocated to debt is $643,000 prior to the application of the beneficial conversion feature described in the following paragraph. The Company received the remainder of the total proceeds of $750,000, before deduction of finance costs, in November 2006. The portion of the proceeds allocated to warrants was accounted for as additional paid-in capital. The fair value of the warrants was calculated using the Black-Scholes pricing model based on the assumptions used by the Company for stock based compensation. The discount for warrants will be amortized to interest expense over the life of the convertible debt. The Company also recorded $122,500 as capitalized finance costs for the fees paid in this transaction.

In addition, the Company recorded a beneficial conversion feature for the intrinsic value of the debt holders’ ability to set the conversion price at 90% of the market price for a share of common stock (a 10% beneficial conversion feature) of approximately $282,000 at the commitment date in accordance with Emerging Issues Task Force (EITF), No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Adjustable Conversion Ratios.” The portion of the proceeds allocated to the beneficial conversion feature was accounted for as additional paid-in capital. The resulting convertible debt balance is $361,000 ($643,000-$282,000).

In connection with this transaction, the Company granted a security interest in all of its assets as collateral for the debentures. This security interest is subordinate to certain existing permitted liens, including, but not limited to the Company’s security interest granted to Venture Bank in connection with the Company’s secured line of credit of $1,000,000 of which $400,000 principal amount is outstanding on October 28, 2006.

C.	Commitments and Contingencies

 Legal Proceedings

The Company settled an accounts payable vendor claim after an uncontested judgment in the amount of $75,000 was rendered against the Company in November 2006. In November 2006, the Company received a summons and complaint from another vendor claiming an approximate amount of $150,000, which the Company intends to contest if the proceedings continue.

Leases

The Company closed nine underperforming stores during the fiscal quarter ended October 28, 2006. As of the October 28, 2006, there are 25 leases outstanding in locations with no store operations. The lease terms extend from two to over one hundred months. As a result, we have recorded an estimated liability of $670,500 to settle these leases in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This represents a $500,000 increase from the previous quarter ended July 29, 2006. The Company did not accrue for lease termination costs prior to the fiscal quarter ended July 29, 2006. The cost of closing the stores and relocating merchandise is included in general, administrative, and store operating expense. The Company estimates the payroll costs paid after the store is closed to manage the relocation of merchandise and other activities averages approximately $1,100 per store. These costs are part of the payroll expense at the time of closing but amount to approximately $10,000 and $26,000 for the thirteen and thirty-nine weeks ended October 28, 2006, respectively.

12 of 25

During the thirty-nine weeks ended October 28, 2006, the Company did not enter into any additional lease agreements for retail space. The base rent expense for all leases has been computed on a straight-line basis. Most of the leases require the Company to pay base rent, contingent rent based on sales, real estate taxes and common area expenses.

D.	Stock Options, Stock Grants and Warrants

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

On March 15, 2006, the Company granted options for 450,000 shares to employees. On May 25, 2006, the Company granted options for 200,000 shares to employees. On July 26, 2006, the Company granted options for 107,000 shares to employees. On August 2, October 16 and October 19, 2006, the Company granted additional options for 80,000, 360,000, and 250,000 shares, respectively to employees. The options have a life of 10 years and a vesting period of 3 years.

On October 24, 2006, Company entered into a Retainer Agreement (the “CFO Retainer Agreement”) with Charles Walensky. Pursuant to the CFO Retainer Agreement, Mr. Walensky agreed to serve as Interim Chief Financial Officer for a period of three months, and thereafter on a monthly basis. The Company agreed to compensate Mr. Walensky for his services with a grant of 35,000 shares of Company common stock, which will be restricted until after the expiration of the initial three-month term in the CFO Retainer Agreement. After any lapse of such restrictions, the shares granted to Mr. Walensky will be free of contractual restrictions under the Company’s 2005 Stock Incentive Plan, but will remain subject to applicable restrictions under the Securities Act of 1933.

In addition, on October 24, 2006 the Company entered into another Retainer Agreement (the (COO Retainer Agreement”) with Charles Walensky. Pursuant to the COO Retainer Agreement, Mr. Walensky agreed to serve as Acting Chief Operating Officer for a period of one year, and thereafter on a monthly basis. The Company agreed to compensate Mr. Walensky for his services with an issuance of a warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $0.35 per share, The Company granted demand and piggyback registration rights for the resale of the common shares issuable upon the exercise of the warrant. The warrant has a cashless-exercise provision that would result in a net share settlement if this provision were invoked and there is no provision for a net cash settlement of such warrants.

On October 24, 2006 the Company’s Board of Directors approved and ratified the Company’s engagement letter with Manchester Companies, Inc. (“Manchester”) dated effective as of October 16, 2006. In addition to the monthly pay per month, the Company issued a warrant to purchase up to 100,000 shares of Company common stock at an exercise price of $0.35 per share, The Company granted piggyback registration rights for the resale of the common shares issuable upon the exercise of the warrant. The warrant has a cashless-exercise provision that would result in a net share settlement if this provision were invoked and there is no provision for a net cash settlement of such warrants.

13 of 25

A summary of the status of the Company’s stock options as of October 28, 2006, is presented below:

Fixed Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 28, 2006	837,500	$1.86	8.8 years
Granted	1,447,000	1.08	9.8 years
Exercised	0
Forfeited	(664,500)	1.98	9.3 years
Outstanding at October 28, 2006	1,620,000	$1.11	9.5 years

Options exercisable at January 28, 2006	837,500	$1.86	8.8 years
Options exercisable at October 28, 2006	600,000	$1.85	8.8 years

Weighted-average fair value of options
granted during the thirty-nine weeks	$1.08

As of October 28, 2006, there was approximately $381,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements, of which $37,000 is expected to be recognized during the remainder of the fiscal year ended February 3, 2007, $150,000 in the fiscal year ended February 2, 2008, $150,000 and in the fiscal year ended January 31, 2009, $44,000 in the fiscal year ended January 30, 2010.

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

14 of 25

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

The Company closed nine underperforming stores between October 28 and December 18, 2006. The estimated costs to settle these leases will be approximately $300,000. The cost of closing the stores and relocating merchandise will be included in general, administrative, and store operating expense.

On November 14 and November 16, 2006 the Company issued an additional $400,000 and $350,000, respectively in convertible debt to Cornell Capital Partners. This debt, maturing three years from date of issuance, carries an interest rate at 8% and accrues interest through the life of the loan(s) and is secured under same terms as the September 22, 2006 issuance. The Company paid fees of $75,000 and received combined net proceeds of $675,000. No additional warrants were issued in connection with these loans.

G.	Recent Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the accounting and disclosure requirements for uncertainty in tax positions. This Interpretation requires financial statement recognition of the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective as of the beginning of the Company’s fiscal year 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the provisions of FIN 48.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the provisions of SAB 108.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not believe that this standard will significantly affect the Company’s financial position or results of operations.

15 of 25

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

Kuhlman Company, Inc. is a specialty retailer and wholesale provider of exclusively designed, distinctive, high-quality apparel and accessories. The clothing products are designed to appeal to buyers who value self expression and individuality in their apparel purchases.

Our merchandise is offered under the Kuhlman brand through our own retail stores and under private labels of large retailers. Since opening our first store in August 2003, our dedicated and experienced management team has helped us increase our national presence. As of October 28, 2006, we have 30 locations in 18 states. As of December 12, 2006, we have 21 stores open in 15 states.

On April 14, 2005, we (then known as Gaming Venture Corp., U.S.A., a Nevada corporation) entered into an Agreement and Plan of Merger (the “Merger Agreement”) among SK2, Inc. (SK2), the Delaware corporation that owns the Kuhlman retail stores, and GV Acquisition Corp., a Delaware corporation and our wholly owned subsidiary formed solely for the purpose of engaging in the merger transaction contemplated by the Merger Agreement (such merger transaction is referred to herein as the “Merger”). We entered into the Merger Agreement in order to acquire the Kuhlman retail business then owned by SK2. At and after our inception in 1995, we were engaged in the business of publishing and distributing industry reports and newsletters to the gaming and hospitality industries as well as providing consulting and advisory services to the gaming and hospitality industries. Prior to the Merger, however, we wound down and ceased operating these businesses. The Merger was effected June 10, 2005. As a result of the Merger, SK2 became our wholly owned operating subsidiary. Immediately prior to the Merger we changed our name to Kuhlman Company, Inc., and effected a reverse stock split on a one-for-five share basis, all pursuant to the terms of the Merger Agreement. Also prior to the Merger, our common stock was quoted on the over-the-counter bulletin board under the trading symbol “GVUS.OB.” After the merger, our common stock traded under the symbol “KHLM.OB.” Effective March 27, 2006, our stock traded under the symbol “KUL” on the American Stock Exchange. On November 20, 2006 we began being quoted on the over-the-counter bulletin board under the trading symbol “KUHM.OB after delisting from the American Stock Exchange at the end of the previous trading day.

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

Management believes that focusing on the following key areas could lead to improved results:

•	Contract the number of stores to those stores that are performing below average in store sales to increase productivity per square foot.
•	Focus product purchases on the best selling products and reduce the number of SKU’s per product category.
•	Improve existing retail productivity by establishing clear performance goals and objectives and providing related compensation incentives.
•	Expansion of wholesale and design-assist business.
•	Reduction in corporate expense.
•	Exiting under-performing stores.

16 of 25

Results of Operations:

Revenue
For the thirteen weeks ended October 28, 2006 and October 29, 2005, total Company’s revenues were approximately $1,970,000 and $1,325,500, respectively which represents an average $60,300 and $42,800, respectively per open store. Wholesale revenue was approximately $110,000 for the thirty-nine weeks ended October, 28, 2006 compared to $269,000 for the thirty-nine weeks ended October 29, 2005. Retail sales were approximately $6,900,000 and $3,800,000 for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively which represents an average $164,700 and $138,900, respectively per open store. For the thirty-nine weeks ended October 28, 2006 retail sales increased 82% over the prior thirty-nine weeks ended October 29, 2005 and increased 43% in the fiscal quarter over the prior year’s fiscal quarter. Based on the average stores open, retail sales for the thirteen weeks ended October 28, 2006 compared to the same period in 2005 increased 41% and, retail sales for the thirty-nine weeks ended October 28, 2006 compared to the same period in 2005 increased 18%. Kuhlman operated 30 and 41 stores as of October 28, 2006 and October 29, 2005, respectively. During the thirty-nine weeks ending October 28, 2006 the Company opened four and closed twenty-four stores. As of December 12, 2006, we had 21 stores open in 15 states.

The following illustrates the sales by type of store for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

Gross Profit
Gross profit represents net sales less cost of sales. The Company has elected to change the way cost of sales is presented in the financial statements in order to better reflect the true cost of the merchandise sold. Cost of sales includes cost of merchandise and freight from vendors, duty, costs incurred for shipping and handling, and inventory shrinkage. Overall gross profit as a percent of sales in the retail business was 6.6% before the inventory valuation adjustment for the thirty-nine weeks ended October 28, 2006, compared to 45.9% for the thirty-nine weeks ended October 29, 2005.

The following chart shows the trend in gross profit since January 28, 2006:

17 of 25

The gross profit margin for the thirty-nine weeks ended October 28, 2006, exclusive of valuation reserves and sales in Outlet Stores, was 26% compared to 47% in the prior thirty-nine weeks ended October 29, 2005. The lower gross profit margin in the current thirty-nine weeks ended October 28, 2006 is primarily related to actions taken in connection with the expansion and subsequent contraction of the number of retail stores. We have opened over 60 stores and abandoned plans to open additional stores while as of December 12, 2006 we are operating 21 stores. The effect of opening and closing these stores coupled with now abandoned plans to open additional stores has resulted in ordering too much merchandise which upon delivery was in excess of our needs. We also used promotional merchandise sales to develop customer traffic in our newly opened stores which was in lieu of other forms of new store advertising and promotion costs. In addition, we have moved to a model of taking markdowns on a more frequent basis. Throughout the spring-summer season we reviewed markdowns weekly and began taking clearance markdowns in June. We have sold a significant portion of this excess and promotional inventory as of October 28, 2006 with inventory balances before the valuation allowance of approximately $2.4 million compared to approximately $5.8 million as of January 28, 2006. The valuation reserve for anticipated losses on merchandise as of October 28, 2006 is $150,000 compared to $623,553 as of January 28, 2006.

Currently, we are actively counter sourcing products for increased product margins and this activity is reflected in the recent increase in product margins shown in the above chart. This is being done in a way that will allow us to maintain our high quality standards and that will also allow us to generate higher initial gross profit and maintain gross profit if the goods are sold at clearance prices.

General, Administrative and Store Operating Costs
General, administrative and store operating costs were 168% (or 148% before the non-cash expense of stock based compensation) and 145% of total revenue for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. General, administrative and store operating expenses include $1,354,362 in non-cash expense related to stock based compensation for the thirty-nine weeks ended October 28, 2006, compared to $0 for the thirty-nine weeks ended October 29, 2005. The stock based compensation is made up of three components. $72,162 is expense related to stock options under the new accounting rules, $367,200 is expense related to restricted stock grants to employees and $915,000 is related to a discounted sale of stock from Scott Kuhlman, the Chairman of the Board, to Luis Padilla, then the CEO. The Company expects to expense an additional $37,000 in stock based compensation expense for the remainder of the fiscal year ended February 3, 2007. The Company has adopted SFAS 123(R) using the prospective method effective January 1, 2006

In the thirteen weeks ended October 28, 2006 general, administrative and store operating costs before stock based compensation were 154% of total revenue compared to 189% in the thirteen weeks ended October 29, 2005.

Payroll and benefits before stock based compensation make up 38% for the year-to-date and 36% for the quarter-to-date of the total general, administrative and store operating costs. Store operations before stock based compensation represent 63% of the payroll and benefits for the year-to-date and 64% for the quarter-to-date. During the first quarter, we initiated a payroll process based on store productivity and this productivity effort is evident in the average store payroll year-to-date which is registering a 0.7% increase compared to the comparable prior year.

Lease expense makes up 28% of the total general, administrative and store operating costs or 47% of revenue for the year-to-date period. The corporate office and warehouse lease cost makes up 4% of the total lease expense. The Company has recognized accelerated rent of $670,500 (an increase of $500,000 in the current fiscal quarter) to estimate the cost of settling leases on unoccupied store locations. During the past twelve months the Company has opened stores in major metropolitan areas of New York, Washington D.C, Boston and Philadelphia. These cities typically have higher rent structures.

Professional fees for the thirty-nine weeks ended October 28, 2006, were 14% of sales. These expenses included the December 31, 2005, audit, registration statements filed with the SEC, and the listing of the Company’s stock on the American Stock exchange.

18 of 25

Net Loss

The Company incurred a net loss of approximately $11,980,000 which was 172% of revenues compared to approximately $4,430,000 or 110% of revenues for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

Liquidity and Capital Resources:

Cash

The Company has experienced negative cash flows from operations of $5,994,488 for the thirty-nine weeks ended October 28, 2006. The Company’s cash and cash equivalents were $157,579 at October 28, 2006, representing a decrease of 96% from the cash of $3,604,075 at January 28, 2006. As of December 12, 2006, the Company had cash and cash equivalents of approximately $110,000 and availability under the line of credit from Venture Bank of approximately $130,000 of the $400,000 current limit and checks outstanding of approximately $140,000. The Company is considering a number of action steps to deal with its limited cash reserves, including (a) obtaining third-party financing, (b) closing additional under-productive stores, and (c) lowering administrative costs.

As of the date of this filing in the event the Company is unable to obtain third-party financing within the next 20 to 30 days, the Company will have to consider a number of strategic options, including but not limited to liquidating some or all of the Company’s assets or discontinuing operations and bankruptcy. Even if we obtain third-party financing, the Company’s ability to continue operations for the short and long-term future are dependant on our ability to continue to raise working capital in the equity and or debt markets.

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

As of October 28, 2006, we have funded our operations and satisfied capital expenditure requirements primarily through proceeds received from the sale of equity in private placements. In January and March of 2006, the Company raised a total of $6,897,150 in cash through a private placement of 3,075,000 shares of common stock. On March 2, 2006, the Company entered in a credit agreement with Venture Bank. This agreement provides for a $1,000,000 line of credit. We have borrowed $400,000 on the line of credit. Since September 6, 2006 the bank has not allowed any borrowings beyond $400,000 on the line credit due to the fact that we are not in compliance with the equity covenants in the agreement.

On September 22, 2006, we entered into an agreement with an investment partnership pursuant to which such investor agreed to provide an aggregate of $1.75 million in financing to the Company through the issuance of 8% secured convertible debentures and warrants. On such date we issued to such investment partnership 8% secured convertible debentures in the principal amount of $1,000,000 and warrants to acquire 2,000,000 shares of the Company’s common stock. The net proceeds of such issuance were $877,500. The debentures are due September 22, 2009 and are secured by the business assets of the Company and its subsidiaries, and a pledge of an aggregate of 3,032,500 shares of the Company’s common stock beneficially owned by Scott Kuhlman, CEO and a director of the Company, and Jon Sabes, a former director of the Company.

The debentures convert, at the option of the holder, into the Company’s common stock at the lower of (a) $0.3178 or (b) ninety (90%) of the lowest volume weighted average price (“VWAP”) of the common stock during the twenty (20) days immediately preceding the conversion date (the “Market Conversion Price”). No more than $250,000 principal amount can be converted in any 30 day period. In the case of an Event of Default (as defined in the debenture), the conversion price shall be reduced to the lower of twenty percent (20%) of VWAP on the Closing Date or twenty-five percent (25%) on the then Market Conversion Price.

19 of 25

The warrants have a five-year term. Warrants to acquire 1,000,000 shares of common stock have an exercise price of $0.32 per share and warrants to acquire 1,000,000 shares of the common stock have an exercise price of $0.35 per share. In addition, the warrants have a cashless exercise provision that would result in a net share settlement if this provision were invoked upon exercise.

In connection with this transaction, the Company granted a security interest in all of its assets as collateral for the debentures. This security interest is subordinate to certain existing permitted liens, including, but not limited to the Company’s security interest granted to Venture Bank in connection with the Company’s secured line of credit of $1,000,000 of which $400,000 principal amount is outstanding on October 28, 2006.

The remaining $750,000 of this commitment was funded November 14 and November 16, 2006, following stockholder approval of an amendment to our articles of incorporation increasing the number of authorized shares to 160,000,000. The net proceeds of these November 2006 issuances were $675,000.

The Company is permitted to redeem the debentures at a 20% redemption premium. This investment partnership was also granted a right of first refusal on future financings for an 18 month period following closing.

We are a Company with limited operating history upon which to evaluate our business model and prospects. As of December 31, 2003, we had five retail stores open. Currently, we have 21 stores. The Company has opened four and closed twenty-four stores in the thirty-nine weeks ending October 28, 2006. Our limited operating history limits the ability to evaluate the long-term viability of our business and the success of our contraction in the number of open stores. As a relatively new business, we are subject to all the risks inherent in commercial operations, including unforeseen difficulties and obstacles. There can be no assurance that we will be successful at developing a profitable chain of Kuhlman retail apparel stores.

We have a history of losses and expect to incur substantial expenses associated with increased store development and subsequent contraction and general and administrative expenses related to our contraction and operating as a public company. As a result, we expect to continue to incur net losses through at least fiscal year February 3, 2007.
The Company’s ability to continue operations for the short and long-term future are dependant on our ability to continue to raise working capital in the equity and or debt markets.

20 of 25

Inventory
We began the thirty-nine weeks ended October 28, 2006, with a net inventory value of $5,157,023. The cost of merchandise sold plus shrinkage totaled $6,553,422. We ended the thirty-nine week period with inventories of $2,386,302 and an inventory valuation allowance of $150,000 for net inventory of $2,236,302. The reserve represents expected discounts below our original cost that will be required to sell the inventory on hand as of October 28, 2006.

The inventory is made up of the following components.

	December 2005	January 2006	April 2006	July 2006	October 2006
Regular Stores	3,760,075	3,707,037	2,875,634	2,265,878	968,836
Outlet Stores	799,276	653,380	1,442,871	953,470	249,120
Warehouse	1,386,018	934,310	859,806	201,700	114,804
Raw Materials	304,953	485,849	653,188	976,853	1,053,542
Valuation Allowance	(600,784)	(623,553)	(546,536)	(816,008)	(150,000)
Total	5,649,538	5,157,023	5,284,963	3,581,893	2,236,302

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

•
Our attempts to become cash flow positive will place an increasing strain on our resources and we could experience difficulties relating to a variety of operational matters, including hiring, retaining, training and managing our employees, obtaining sufficient quantities of merchandise from vendors, obtaining sufficient material and contract manufacturers to produce our products, and enhancing our financial and operating systems.

21 of 25

•
Our business is seasonal by nature, with the third and fourth quarters accounting for the largest percentage of annual net sales. It is therefore important that we successfully execute our business plan and operate our business during that time. Outside of the holiday season, monthly sales generally do not fluctuate widely within each store given our one price strategy. Nonetheless, our quarterly results of operations in the future may fluctuate significantly as a result of a variety of factors, the amount of revenue contributed by our newer stores, changes in the mix of products sold, overstocking or under-stocking of merchandise, the timing and level of markdowns, the timing of store closings, expansions and relocations, competitive factors and general economic conditions.

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

•
We have experienced delays in receipt of merchandise due to import regulations. The inability of a contract manufacturer to ship orders in a timely manner or the inability of us to receive or purchase orders in a timely manner could cause us to fail to meet the merchandise requirements of its stores for those items, which could result in lost sales and dissatisfied customers. Any significant interruption in our foreign sourcing would have a material adverse effect on our business, financial condition and results of operations.

•
Our convertible debentures issued in September and November 2006 are subject to a number of covenants and restrictions. These debentures are secured by substantially all of the assets of the Company. An event of default by the Company under such convertible debentures could have a material adverse impact on the Company.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis or plan of operation is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated. The notes to the financial statements contained herein describe our significant accounting policies used in the preparation of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, inventory valuations, the lives and continued usefulness of furniture, fixtures and leasehold improvements, lease termination costs and contingencies. Due to uncertainties, however, it is at least reasonably possible that management's estimates will change during the next year, which cannot be estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

22 of 25

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

ITEM 3.      CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management on a timely basis. At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company had a material weakness in the Corporation’s internal control over financial reporting because of ineffective controls related to the review of computations and methodology pertaining to one non-routine transaction which could potentially cause a material misstatement in financial reporting. In addition, the current Chief Executive Officer and our Chief Financial Officer concluded that the Company had a second material weakness in the Corporation’s internal control over financial reporting because of a recent change in individuals holding the senior officer positions including a new Chief Executive Officer and Chief Financial Officer.

This first deficiency in our internal controls related to improper recognition of expense related to the stock transaction between the Company’s Chairman of the Board and the new Chief Executive Officer. The accounting for such transactions required that the discount in the sale price be recognized as compensation expense on the books of the Company. This expense is also recorded as an increase in additional paid in capital. The improper expense recognition was detected in the review process and correcting adjustments were recorded to properly state our expenses and was disclosed to our Audit Committee and to our auditors. We are in the process of improving our internal controls over financial reporting regarding these non-routine transactions. The Company is implementing policies requiring that all equity transactions by officers and directors of the Company be reviewed by management including the CFO, discussed with the Board of Directors and Audit Committee, and that the management should document the financial effects of the transaction, whether or not there is any accounting effect.

This second deficiency is related to the resignations of the previous Chief Executive Officer on October 3, 2006 and the previous Chief Financial Officer on October 4, 2006. The Company replaced the Chief Executive Officer immediately and hired a new Chief Financial Officer in early October 2006. The new CEO is the Company founder and has previously held the CEO position. The new CFO had not previously worked for the Company. We had insufficient time to effect a careful transition to new senior officers. As a result we believe there was a lapse in the operation of our disclosure controls and procedures while the new senior officers re-established such controls and procedures especially as related to non-routine transactions. The Board of Directors and principal officers have acted to restrict such transactions during this transition period and the Company is not aware of any misstatements in financial reporting during this transition period.

During our most recent fiscal quarter, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

23 of 25

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

In November 2006, the Company received a summons and complaint from a vendor claiming an approximate amount of $150,000, which the Company intends to contest if the proceedings continue.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of the Company was held on November 13, 2006. The only proposal voted upon was the proposal to amend the Company's Articles of Incorporation to increase the number of shares of capital stock authorized for issuance to 160,000,000. The total number of shares voted was 16,069,315 or 61.9% of the eligible votes and the results were as follows:

For	Against	Abstain	Total
15,639,738	369,067	60,510	16,069,315

ITEM 6.      EXHIBITS

The following exhibits are filed as part of this quarterly report:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2	Rule 13a - 14(a)/15d-14(a) certification of principal accounting officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

24 of 25

SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KUHLMAN COMPANY, INC.

Date: December 22, 2006	By:	/s/ Scott Kuhlman
Title: Chief Executive Officer

Date: December 22, 2006	By:	/s/ Charles Walensky
Title: Interim Chief Financial Officer
(Principal Accounting Officer)
25 of 25